Form 10QSB
period 2000-09-30
GRANDSOUTH BANCORPORATION
filed 2000-11-14
CIK 1126961

FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30,2000
                        Commission File Number 000-31937

                            GrandSouth Bancorporation
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



        South Carolina                                57-1104394
----------------------------------      ---------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)



                                327 Fairview Road
                       Simpsonville, South Carolina 29681
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (864) 962-8833
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]   No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value, 1,873,129 Shares Outstanding on November 1, 2000


Transitional Small Business Format (Check one):    Yes  [  ]     No  [X]

                            GRANDSOUTH BANCORPORATION

                                   FORM 10-QSB

                                      Index

                                                                          Page

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Consolidated Balance Sheets....................................    3
           Consolidated Statements of Operations..........................    4
           Consolidated Statement of Changes in Shareholders' Equity......    5
           Consolidated Statement of Cash Flows...........................    6
           Notes to Unaudited Consolidated Financial Statements...........    7

  Item 2.  Management's Discussion and Analysis........................... 8-12

PART II -   OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K...............................13-14

SIGNATURE         ........................................................   15

                         PART I - FINANCIAL INFORMATION

                         Item 1. - Financial Statements

                    GrandSouth Bancorporation and Subsidiary
                           Consolidated Balance Sheets


                                                                                                    (Unaudited)          (Audited)
                                                                                                    September 30,       December 31,
                                                                                                       2000                1999
                                                                                                       ----                ----

                                                                                                        (Dollars in thousands)
Assets
  Cash and Due From Banks ..............................................................             $  1,738              $  1,111
  Federal funds sold ...................................................................                5,170                 8,420
  Investment securities ................................................................               11,014                 7,705
  Loans ................................................................................               66,244                62,890
     Allowance for loan losses .........................................................               (1,298)               (1,173)
                                                                                                     --------              --------
        Loans-net ......................................................................               64,946                61,717
  Property and equipment - net .........................................................                  909                   961
  Other assets .........................................................................                1,785                 1,064
                                                                                                     --------              --------


        Total Assets ...................................................................             $ 85,562              $ 80,978
                                                                                                     ========              ========


Liabilities
  Deposits
     Noninterest bearing ...............................................................             $  3,553              $  2,764
     Interest bearing ..................................................................               73,260                70,225
                                                                                                     --------              --------
        Total deposits .................................................................               76,813                72,989
  Other Liabilities ....................................................................                  708                   237
                                                                                                     --------              --------
     Total Liabilities .................................................................               77,521                73,226


Shareholders' equity
  Common stock - $2.50 par value; 20,000,000 shares authorized;
     issued - 1,873,129 ................................................................                4,683                 4,683
  Additional paid-in capital ...........................................................                3,771                 3,771
  Accumulated Deficit ..................................................................                 (265)                 (534)
  Accumulated other comprehensive loss .................................................                 (148)                 (168)
                                                                                                     --------              --------
     Total shareholders' equity ........................................................                8,041                 7,752

     Total liabilities and shareholders' equity ........................................             $ 85,562              $ 80,978
                                                                                                     ========              ========






See accompanying notes to financial statements.

                    GrandSouth Bancorporation and Subsidiary
                      Consolidated Statement of Operations

                                                                           (Unaudited)                           (Unaudited)
                                                                        Three Months Ended                    Nine Months Ended
                                                                           September 30                          September 30
                                                                           ------------                          ------------
                                                                       2000             1999                2000             1999
                                                                       ----             ----                ----             ----
                                                                             (Dollars in thousands, except per share data)

Interest  income
   Loans, including fees ...................................        $    1,698        $    1,321        $    4,919        $    3,149
   Investment securities ...................................               147               123               412               308
   Federal funds sold ......................................               136               129               343               340
                                                                    ----------        ----------        ----------        ----------

       Totalinterestincome .................................             1,981             1,573             5,674             3,797

Interest expense
   Deposits and borrowings .................................             1,138               832             3,143             1,977
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................               843               741             2,531             1,820
Provision for loan losses ..................................               255               220               530               600
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision ........................               588               521             2,001             1,220
                                                                    ----------        ----------        ----------        ----------

Noninterest income
   Service charges on deposit accounts .....................                21                18                67                40
   Other income ............................................                 3                73                16                79
                                                                    ----------        ----------        ----------        ----------
       Totalnoninterestincome ..............................                23                91                83               119
                                                                    ----------        ----------        ----------        ----------

Noninterest expense
   Salaries and employee benefits ..........................               309               299               951               748
   Occupancy and equipment .................................                49                51               153               163
   Other expense ...........................................               213               157               555               397
                                                                    ----------        ----------        ----------        ----------
       Totalnoninterestexpense .............................               571               507              1659             1,308
                                                                    ----------        ----------        ----------        ----------


Income before income taxes .................................                40               105               425                31
                                                                    ----------        ----------        ----------        ----------

Income tax expense .........................................                15                17               156                 5
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $       25        $       88        $      269        $       26
                                                                    ==========        ==========        ==========        ==========

Weighted average common shares outstanding:
     Basic .................................................         1,873,129         1,873,129         1,873,129         1,873,129
     Diluted ...............................................         1,919,796         1,873,129         1,919,796         1,873,129

Per share
   Basic * .................................................        $     0.01        $     0.05        $     0.14        $     0.02
                                                                    ==========        ==========        ==========        ==========
   Diluted * ...............................................        $     0.01        $     0.05        $     0.14        $     0.02
                                                                    ==========        ==========        ==========        ==========

--------
* 1999 earnings per share data has been adjusted to reflect 1999 10% stock dividend.

See accompanying notes to financial statements.

                    GrandSouth Bancorporation and Subsidiary
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                            Other Com-
                                                                                  Additional                prehensive
                                                       Number of                   Paid-In   Accumulated      Income
                                                         Shares      Amount        Capital      Deficit       (Loss)        Total
                                                         ------      ------        -------      -------       ------        -----
                                                                                 (Dollars in thousands)
Balance, December 31, 1998 ......................      1,702,547      $ 4,257      $ 4,197      $  (621)      $    (8)      $ 7,825
Comprehensive Loss (net of income
tax)

    Change in unrealized holding
       losses on available-for-
       sale securities, net of
       income taxes .............................                                                                (143)         (143)
Net  Income .....................................                                                    26             -            26
                                                                                                                            -------
Comprehensive Loss ..............................              -            -            -            -             -          (117)
                                                       ---------      -------      -------      -------       -------       -------

Balance, September 30, 1999 .....................      1,702,547      $ 4,257      $ 4,197      $  (595)      $  (151)      $ 7,708
                                                       =========      =======      =======      =======       =======       =======



Balance, December 31, 1999 ......................      1,873,129      $ 4,683      $ 3,771      $  (534)      $  (168)      $ 7,752
Comprehensive Income (net of
income tax)

    Change in unrealized holding
       losses on available-for-
       sale securities, net of
       income taxes .............................                                                                  20            20
Net Income ......................................                                                   269                         269
Comprehensive Income ............................              -            -            -            -             -           289
                                                       ---------      -------      -------      -------       -------       -------
Balance, September 30, 2000 .....................      1,873,129      $ 4,683      $ 3,771      $  (265)      $  (148)      $ 8,041
                                                       =========      =======      =======      =======       =======       =======






See accompanying notes to financial statements.

                    GrandSouth Bancorporation and Subsidiary
                      Consolidated Statement of Cash Flows


                                                                                                            (Unaudited)
                                                                                                         Nine Months Ended
                                                                                                         -----------------
                                                                                                 September 30,         September 30,
                                                                                                      2000                   1999
                                                                                                      ----                   ----
                                                                                                       (Dollars in thousands)
 Operating Activities
  Net income .......................................................................               $    269                $     26
  Adjustments to reconcile net income to net
     cash provided by operating activities
       Deferred income tax payable .................................................                    156                       5
       Provision for loan losses ...................................................                    530                     600
       Depreciation and amortization ...............................................                    101                      91
       Increase in other assets ....................................................                   (887)                   (524)
       Increase in other liabilities ...............................................                    470                      74
                                                                                                   --------                --------

             Net cash provided by operating activities .............................                    639                     272
                                                                                                   --------                --------

Investing activities
  Decrease(Increase) in federal funds sold .........................................                  3,250                  (1,910)
  Purchase of available-for-sale securities ........................................                 (3,272)                 (6,164)
  Net increase in loans made to customers ..........................................                 (3,759)                (32,557)
  Purchases of property and equipment ..............................................                    (50)                   (187)
                                                                                                   --------                --------

             Net cash used by investing activities .................................                 (3,831)                (40,818)
                                                                                                   --------                --------

Financing activities
  Net increase in deposits .........................................................                  3,819                  39,002
                                                                                                   --------                --------



Increase(Decrease)in cash and cash equivalents .....................................                    627                  (1,544)
                                                                                                   --------                --------
Cash and cash equivalents, beginning of period .....................................                  1,111                  14,694
                                                                                                   --------                --------
Cash and cash equivalents, end of period ...........................................               $  1,738                $ 13,150
                                                                                                   ========                ========

Cash Paid for
  Income Taxes .....................................................................               $      -                $      -
                                                                                                   ========                ========

  Interest .........................................................................               $  2,766                $    992
                                                                                                   ========                ========







See accompanying notes to financial statements.

Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, please refer to the financial statements and footnotes thereto for the Company's fiscal year ended December 31, 1999, contained in the Company's registration statement on Form 10-KSB.

Note 2.  Organization

         GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company. The Company presently engages in no business other than that of owning the Bank and has no employees.

Note 3.  Net Income Per Share

         Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The Company declared a 10% stock dividend during 1999. 170,282 new shares were issued to stockholders of record on November 15, 1999. The record date for this dividend was November 1, 1999. The weighted average number of shares and all other share data have been restated for all periods presented to reflect this stock dividend.

Item 2.  Management's Discussion and Analysis or Plan of Operations

Forward Looking Statements

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value collateral; dependence on senior management; risks related to year 2000 technology compliance of the Company and its customers; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for the Company's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward looking statements and are subject to uncertainties and risks.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of the Company. This commentary should be read in conjunction with the financial statements and the related notes and other statistical information in this report.

EARNINGS REVIEW - Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999.

The Company's net income for the third quarter of 2000 was $ 25,315 compared to net income of $ 88,170 for the third quarter of 1999. The income per share was $
0.01 for the third quarter of 2000 compared to income per share of $ 0.05 for the third quarter of 1999. Prior year income per share has been restated for the 10% stock dividend in November, 1999.

The following is a brief discussion of the more significant components of net income.

Net Interest Income

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in tabular form, the main components of interest earning assets and interest bearing liabilities for the three-month periods ended September 30, 2000 and September 30, 1999:

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                     September 30, 2000                     September 30, 1999
                                                                     ------------------                     ------------------
                                                         Average                                 Average
                                                         Balance       Interest         Rate     Balance       Interest        Rate
                                                         -------       --------         ----     -------       --------        ----
                                                                                    (Dollars in thousands)
Loans ............................................      $66,617       $ 1,698         10.20%    $51,290       $ 1,321         10.30%
Investment Securities ............................        9,670           147          6.07%      8,422           123          5.84%
Federal funds sold ...............................        8,340           136          6.53%     10,064           129          5.12%
                                                        -------       -------                   -------       -------

Total earning assets .............................       84,627         1,981          9.36%     69,776         1,573          9.02%

Interest bearing funds ...........................       75,370         1,138          6.04%     63,110           832          5.17%
                                                        -------       -------                   -------       -------



Total net non-interest bearing funds .............        3,398         3,048

Net Yield on Earning Assets ......................       84,627           843          3.99%     69,776           741          4.25%


Non-interest Income


         Non-interest income for the third quarter of 2000 was $ 23,320. Of this total, $ 20,687 represented service fees on deposit accounts and $ 2,632 was income from other fees charged. For the third quarter of 1999, non-interest income totaled $ 90,815 and was comprised of $ 17,816 in service fees on deposit accounts and $ 72,999 of other fees. $ 69,463 of the $ 72,999 of other fees for 1999 was generated from the sale of a loan.


Non-interest Expense

         Non-interest expenses for the third quarter of 2000 were $ 571,417, consisting primarily of salaries and employee benefits of $ 309,402 and other operating expense of $213,010. Non-interest expenses for third quarter of 1999 were $ 506,942. This increase of $ 64,475 was primarily due to an increase of $ 55,543 in other expense. The increase in other non-interest expenses was primarily caused by an increase in data processing costs related to increased transactions, increased cost in bank supervisory expenses, legal fees related to the formation of the bank holding company and an increase in outside compliance and accounting review services.

Provision for Loan Losses

         A provision for loan losses of $ 255,000 was recorded during the third quarter of 2000. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not be required.

EARNINGS REVIEW - Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

The Company's net income for the first nine months of 2000 was $ 268,593 compared to net income of $ 25,796 for the first nine months of 1999. The income per share was $ 0.14 for the nine months ended September 30,2000 compared to income per share of $ 0.02 for the nine months ended September 30, 1999. Prior year income per share has been restated for the 10% stock dividend in November, 1999.

The following is a brief discussion of the more significant components of net income or loss.

Net Interest Income

         Net interest income represents the difference between interest received or accrued on interest earning assets and interest paid or accrued on interest bearing liabilities. The following presents, in tabular form, the main components of interest earning assets and interest bearing liabilities for the nine-month periods ended September 30, 2000 and September 30, 1999:



                                                                                       Nine Months Ended
                                                                                       -----------------
                                                                 September 30, 2000                         September 30, 1999
                                                                 ------------------                         ------------------
                                                        Average                                  Average
                                                        Balance       Interest         Rate      Balance     Interest        Rate
                                                        -------       --------         ----      -------     --------        ----
                                                                                (Dollars in thousands)
Loans ............................................      $65,573       $ 4,919         10.00%    $40,855       $ 3,149         10.28%
Investment Securities ............................        9,103           412          6.03%      6,958           308          5.90%
Federal funds sold ...............................        7,473           343          6.12%      9,444           340          4.80%
                                                        -------       -------                   -------       -------

Total earning assets .............................       82,149         5,674          9.21%     57,257         3,797          8.84%

Interest bearing funds ...........................       72,785         3,143          5.76%     50,343         1,977          5.24%
                                                        -------       -------                   -------       -------



Total net non-interest bearing funds .............        3,572                                   2,650

Net Yield on Earning Assets ......................       82,149         2,531          4.11%     57,257         1,820          4.24%


Non-interest Income


         Non-interest income for the nine months ended September 30, 2000 was $ 83,469. Of this total, $ 67,072 represented service fees on deposit accounts and $ 16,397 was income from other fees charged. For the nine months ended September 30, 1999, non-interest income totaled $ 119,465 and was comprised of $ 40,180 in service fees on deposit accounts and $ 79,285 of other fees. $ 69,463 of the $ 79,285 of other fees for 1999 was generated from the sale of a loan.


Non-interest Expense

         Non-interest expenses for the nine months ended September 30, 2000 were $ 1,658,829, consisting primarily of salaries and employee benefits of $ 951,207 and other non-interest expenses of $ 554,834. Non-interest expenses for the nine months ended September 30, 1999 were $ 1,308,986. This increase of $ 352,843 was primarily due to an increase of $ 202,640 in salaries and benefits and an increase of $ 157,009 in other non-interest expenses. The increase in salaries and benefits results from the hiring of several key employees during the last three quarters of 1999 and an increase in bonuses paid to employees during 2000. The increase in other non-interest expenses was primarily caused by an increase in data processing costs related to increased transactions, increased cost in bank supervisory expenses, legal fees related to the formation of the bank holding company and an increase in outside compliance and accounting review services.

Provision for Loan Losses

         A provision for loan losses of $ 530,000 was recorded during the first nine months of 2000. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not be accurate. Thus, there can be no assurance that charge-offs in future periods will not be required.


BALANCE SHEET REVIEW

         Total assets increased by $4.6 million to $85.6 million during the nine months ended September 30, 2000. The increase was generated primarily through a $3.2 million increase in net loans. This growth in assets was funded by a $3.8 million increase in deposits. The growth in loans and deposits resulted from favorable economic conditions in the Simpsonville and Fountain Inn markets in South Carolina and the Company's marketing efforts.


Loans

         Outstanding loans represented the largest component of earning assets as of September 30, 2000 at $ 66,243,886, or 80.5%, of total earning assets. Loans increased $4.06 million, or 6.5% since December 31, 1999. Loans at December 31, 1999 represented 80.0% of total earning assets.


Allowance for Loan Losses

         The allowance for loan losses at September 30, 2000 was $1,297,856, or 1.96% of loans outstanding, compared to an allowance of $1,173,000, or 1.87% at December 31, 1999. The allowance for loan losses is based upon management's continuing evaluation of the collectibility of loans. Because of the lack of historical data available in a new Company, management's judgment has been based on management's experience with other institutions in the Company's market area, current economic conditions affecting the ability of borrowers to repay, the volume of loans, the size of loans, the quality of collateral securing loans, and other factors deserving recognition. As of September 30, 2000, the Company had $ 2,056,890 in non-performing loans and net charge-offs of $ 405,144 since inception. Of the $ 2,056,890 in non-performing loans, $ 1,639,159 is secured by real estate.

Securities

         Investment securities represented 13.6% of earning assets at September 30, 2000, and totaled $ 11,013,648, up $ 3,308,778 from the December 31, 1999 balance of $ 7,704,866.

         The Company's primary source of funds for loans and investments is its deposits. Deposits grew $ 3,827,099, or 5.2% since the yearend for a total of $ 76,813,341 at September 30, 2000. During this period, the total number of deposit accounts increased by 393 accounts to 2,932 accounts.

Liquidity

         Liquidity management involves meeting cash flow requirements of the Company. The Company's liquidity position is primarily dependent upon its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and the funding of loans and upon the liquidity of its assets. The Company's primary liquidity sources include cash and due from banks, federal funds sold and securities available for sale as well as new deposits and loan payments. The Company is also a member of the Federal Home Loan Bank system and has the ability to borrow funds on a secured basis. At September 30, 2000 the

Company had $ 825,000 in unused federal funds lines of credit with a correspondent bank. The Company also has an agreement pursuant to which it can borrow up to 10% of total company assets, but this credit may be limited at the lender's discretion to the amount of pledge eligible investment securities needed to secure the credit.

         The Company believes its liquidity sources are adequate to meet its operating needs and is not aware of any trends that may result in a significant change in the Company's liquidity.

Capital Adequacy

         The Federal Deposit Insurance Corporation has established risk-based capital requirements. As of September 30, 2000, the Company exceeds the capital levels that are to be maintained, as shown in the following table.


                                                                                          Well                  Adequately
                                                                                      Capitalized               Capitalized
                                                                 Actual               Requirement              Requirement
                                                            Amount      Ratio      Amount       Ratio       Amount       Ratio
                                                            ------      -----      ------       -----       ------       -----
Total capital (to risk weighted assets) ...............    $9,082      12.7%       $7,101      10.0%        $5,681        8.0%
Tier 1 capital (to risk weighted assets) ..............    $8,189      11.5%       $4,261       6.0%        $2,840        4.0%
Tier 1 capital (to average assets) ....................    $8,189       9.7%       $4,392       5.0%        $3,513        4.0%


Impact of Inflation

         Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. Management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.


Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives are to be measured at fair value and recognized in the balance sheets as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137 ("Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date SFAS No. 133 - an amendment of the SFAS No. 133") and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company has limited use of derivative transactions at this time, management does not expect the adoption of this standard to have a significant impact on the Company.

                           PART II - OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No. From
         Item 601 of
         Regulation S-B                 Description
         --------------                 -----------

                  2                     Plan of Exchange between the Company and
                                        GrandSouth  Bank
                  27                    Financial Data Schedule

 (b)     Reports on form 8-K.          None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GrandSouth Bancorporation


Date         November 14, 2000
             -----------------

                                   /s/J. B. Garrett
                                   --------------------------------------------
                                   J. B. Garrett, Principal Accounting 0fficer