Form 10KSB
period 2000-12-31
GRANDSOUTH BANCORPORATION
filed 2001-04-02
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000                File Number 000-31937

                            GRANDSOUTH BANCORPORATION
                 (Name of Small Business Issuer in its Charter)

            South Carolina                               57-1104394
    (State or Other Jurisdiction            (IRS Employer Identification Number)
     of Incorporation or Organization)

              327 Fairview Road, Simpsonville, South Carolina 29681
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 962-8833

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $7,796,847.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2001, was approximately $10,391,582. As of February 28, 2001, there were 1,875,329 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, GrandSouth Bancorporation (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

Item 1.  Description of Business.

General

         The Company is a South Carolina corporation organized in 2000 under the laws of South Carolina for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of capital stock of the Bank were exchanged for shares of common stock of the Company and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Fountain Inn and Simpsonville, South Carolina. The main office is located at 325 South Main Street, in Fountain Inn, South Carolina, and a branch office is located at 327 Fairview Road, Simpsonville, South Carolina. The Bank has received permission to open an office at 357 Halton Road, Greenville, South Carolina.

         The Bank offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial, consumer and residential purposes. Consumer loans include: car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, overdraft lines of credit, and the like. Commercial loans include short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment inventory, accounts receivable, and the like. Management believes that the credit staff possesses knowledge of the community and lending skills sufficient to enable the Bank to maintain a sufficient volume of high quality loans.

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in its service area within Greenville County, South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include set limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, traveler's checks, and twenty-four hour automated teller service is planned. The ATM will be part of the Intercept network.

         At  February  28,  2001,  the  Bank  employed  28  persons   full-time.
Management of the Bank believes that its employee relations are excellent.

Competition

         Competition between commercial banks and thrift institutions (savings and loan associations) and credit unions has intensified significantly as a result of the elimination of many previous distinctions between the various types of financial institutions, and the expanded powers and increased activity of thrift institutions in areas of banking that previously had been the sole domain of commercial banks. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the elimination of many distinctions between a commercial bank and thrift institution. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal authority to provide most financial services.

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2000. At that time, 22 banks, savings and loans, and savings banks with 143 branch locations competed in Greenville County for aggregate deposits of approximately $5.7 billion.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. In the conduct of certain areas of its business, the Bank competes with commercial banks, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree.

         The banking industry is significantly affected by prevailing economic conditions as well as by government policies and regulations concerning, among other things, monetary and fiscal affairs, the housing industry and financial institutions. Deposits at banks are influenced by a number of economic factors, including interest rates, competing instruments, levels of personal income and savings, and the extent to which interest on retirement savings accounts is tax deferred. Lending activities are also influenced by a number of economic factors, including demand for and supply of housing, conditions in the construction industry, and availability of funds. Primary sources of funds for lending activities include savings deposits, income from investments, loan principal repayments, and proceeds from sales of loans to conventional participating lenders.

Effect of Government Regulation

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Recent Legislation." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 2000.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders. It is not anticipated that the Company will pay cash dividends in the near future.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions and a significant number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         New proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Bank leases a lot at the corner of South Main Street and East Knight Street in Fountain Inn. The lot is leased for 20 years for $9,000 a year from Blake P. Garrett, Jr., Trustee, with four five year renewal options. Lease payments are subject to increase to reflect increases in the Consumer Price Index. Blake P. Garrett, Jr., is the brother of Mason Y. Garrett, Chairman of the Board of Directors of the Bank. Blake P. Garrett, Jr., is trustee for a partnership which owns the property. Mason Y. Garrett is a 10.3% partner in the partnership. The Bank completed construction in December, 1998 of a 3,000 square foot one story office building on the lot at the cost of approximately $500,000.

         Since its opening the Bank has operated in a building formerly operated as a branch office by NationsBank in Simpsonville, South Carolina. That office is leased from Blake P. Garrett, Jr., as Trustee, for $3,000 per month for 5 years with two five year renewal options. The Bank also leases a store front office in the adjoining shopping center.

         The Bank also owns a lot in Greenville, South Carolina and is constructing an office on the site.

Item 3.  Legal Proceedings.

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Bank is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. In the summer of 1998, the Bank sold 1,702,847 shares of its common stock to the public for $5.00 per share. During the remainder of 1998, to December 31, 1999, management is aware of a few transactions in which the Bank's common stock has been transferred for prices ranging from $5.00 per share to $7.50. During 2000, management is aware of one transaction at $6.50 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock.

         As of February 28, 2001, there were approximately 646 holders of record of the Bank's common stock, excluding individual participants in security position listings.

         The Bank has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The dividend policy of the Bank is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. South Carolina banking regulations restrict the amount of cash dividends that can be paid to shareholders, and all of the Bank's cash dividends to shareholders are subject to the prior approval of the South Carolina Commissioner of Banking.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

         This discussion is intended to assist in understanding the financial condition and results of operations of the Company, and should be read in conjunction with the Company's consolidated financial statements and related notes contained elsewhere herein. Because the Bank is responsible for all of the Company's operations, the discussion will refer to the results of operations of the Bank.

Financial Condition

         At December 31, 2000 the Bank had total assets of $88.4 million composed primarily of loans of $69.7 million, securities, investments and Federal Funds sold of $13.4 million and cash and due from banks of $2.3 million. Liabilities were $80.2 million at December 31, 2000, composed primarily of deposits of $78.2 million. Shareholders' equity was $8.2 million at December 31, 2000.

The Bank's loan portfolio at December 31, 2000 consisted primarily of $27.8 million of commercial loans, $31.1 million of real estate mortgages, $5.9 million of real estate construction loans and $5.9 million of consumer loans. The allowance for loan losses totaled $958,000 at December 31, 2000. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2000.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2000 of $297,270, or $0.16 basic and $0.15 diluted earnings per share, compared to $87,080 or $0.05 earnings per share (basic and diluted) for the year ended December 31, 1999. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities, excluding the provision for loan losses) of $3,378,388 for 2000 as compared to $2,554,460 for 1999. The Bank also had other operating income (principally service charges, fees and commissions) of $114,219 in 2000 and $158,413 in 1999. The Bank provided $865,000 and $740,000 to its reserve for loan losses in 2000 and 1999 respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $2,154,084 in 2000 and $1,840,793 in 1999.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         During the year ended December 31, 2000,  net interest  income was $3.4 million. For the year ended December 31, 1999, net interest income was $2.6 million. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $82.4 million in 2000 from $63.7 million in 1999. The average yield on interest earning assets increased to 9.33% from 8.64% in 2000 compared to 1999, while the average cost of interest bearing liabilities increased to 5.90% from 5.31%. The net yield on average interest earning assets increased to 4.10% in 2000 from 4.01% in 1999.

The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2000 and 1999.

                       Average Balances, Yields and Rates

                                                    Year Ended December 31, 2000       Year Ended December 31,1999
                                                    -----------------------------    -----------------------------
                                                                          (Dollars in Thousands)
                                                                Interest                             Interest
                                                    Average      Income/    Yields/     Average       Income/     Yields/
                                                  Balances(1)    Expense     Rates    Balances(1)     Expense      Rates
Assets
Federal funds sold ...............................    $  6,421      $  396      6.17%     $  9,811        $  487       4.97%
Investment securities ............................       9,322         595      6.39         7,376           445       6.03
Loans (2) ........................................      66,623       6,691     10.04        46,493         4,568       9.82
                                                      --------      ------     -----      --------        ------       ----
  Total interest earning assets ..................      82,366       7,682      9.33        63,680         5,500       8.64
Cash and due from banks ..........................       1,974                               1,815
Allowance for loan losses ........................     (1,264)                               (763)
Premises and equipment ...........................         959                                 976
Other assets .....................................       1,313                                 636
                                                      --------                            --------
  Total assets ...................................    $ 85,348                              66,344
                                                      ========                            ========
Liabilities and shareholders' equity
  Interest bearing deposits ......................    $ 72,956       4,304      5.90        55,467         2,946       5.31
                                                      --------      ------     -----      --------        ------       ----
    Total interest bearing liabilities ...........      72,956       4,304      5.90        55,467         2,946       5.31
Noninterest bearing demand deposits ..............       3,732                               2,682
Other liabilities ................................         928                                 474
                                                      --------                            --------
    Total liabilities ............................      77,616                              58,623
Shareholders' equity .............................       7,732                               7,721
                                                      --------                            --------
  Total liabilities and  shareholders' equity ....    $ 85,348                            $ 66,344
                                                      ========                            ========
Interest rate spread (3) .........................                              3.43                                   3.33
                                                                    ------                                ------
Net interest income and net yield
  on earning assets  (4) .........................                   3,378      4.10                       2,554       4.01
Interest free funds supporting earning assets (5)        9,410                               8,213

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(2) Total interest earning assets yield less the total interest bearing liabilities rate.
(3)  Net interest income divided by total interest earning assets.
(4)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

  The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period.

                                                                                   Year Ended December 31,
                                                                                    2000 compared to 1999
                                                                                  Increase (Decrease) Due to
                                                                                  --------------------------
                                                                                    (Dollars in Thousands)
                                                                    Volume             Rate            Volume/ Rate         Change
                                                                    ------             ----            ------------         ------
Interest earned on:
  Federal Funds Sold ...................................           $  (168)           $   118            $   (41)           $   (91)
  Investments ..........................................               117                 26                  7                150
  Net Loans ............................................             1,978                102                 44              2,124
                                                                   -------            -------            -------            -------
Total Interest Income ..................................             1,927                246                 10              2,183
                                                                   -------            -------            -------            -------
Interest paid on:
  Deposits .............................................               929                327                103              1,359
                                                                   -------            -------            -------            -------
Total Interest Expense .................................               929                327                103              1,359
                                                                   -------            -------            -------            -------
Change in Net Interest Income ..........................           $   998            $   (81)           $   (93)           $   824
                                                                   =======            =======            =======            =======

         During 2001, management expects that interest rates will not radically change. Therefore, any improvements in net interest income for 2001 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in Greenville, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

Interest Rate Sensitivity

         Interest rate sensitivity management is concerned with the timing and magnitude of repricing assets compared to liabilities and is an important part of asset/liability management. It is the objective of interest rate sensitivity management to generate stable growth in net interest income, and to control the risks associated with interest rate movement. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made.

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2000 of $16.7 million for a cumulative gap ratio of 73.6%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as the Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily.

                                            Interest Sensitivity Analysis

                                                                                           December 31, 2000
                                                                                           -----------------
                                                                 Within         4-12           Over 1-5        Over 5
                                                               3 Months        Months           Years           Years          Total
                                                               --------        ------           -----           -----          -----
                                                                                        (Dollars in thousands)
Interest earning assets
   Federal funds sold ...................................      $  2,520              -               -              -          2,520
   Other investments ....................................             -            818           6,930          3,136         10,884
   Loans ................................................        31,576         11,710          23,715          3,674         70,675
                                                               --------       --------        --------       --------       --------
        Total interest earning assets ...................      $ 34,096       $ 12,528        $ 30,645       $  6,810       $ 84,079
                                                               ========       ========        ========       ========       ========
Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts .............         1,841              -               -              -          1,841
      Savings ...........................................        14,923              -               -              -         14,923
      Time deposits $100M and over ......................         4,858         10,316           3,324              -         18,498
      Other time deposits ...............................         7,765         23,650           7,743              -         39,158
                                                               --------       --------        --------       --------       --------
        Total interest bearing deposits .................        29,387         33,966          11,067              -         74,420
                                                               --------       --------        --------       --------       --------
        Total interest bearing liabilities ..............      $ 29,387       $ 33,966        $ 11,067       $      -       $ 74,420
                                                               ========       ========        ========       ========       ========

Interest sensitivity gap ................................      $  4,709        (21,438)         19,578          6,810
Cumulative interest sensitivity gap .....................         4,709        (16,729)          2,849          9,659
Gap ratio ...............................................        116.02%         36.88%         276.90%        100.00%
Cumulative gap ratio ....................................        116.02%         73.59%         103.83%        112.98%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for inherent losses. The Bank provided $865,000 and $ 740,000 to the allowance during the years ended December 31, 2000 and 1999, respectively.

Other Income

         In 2000, the Bank had other income of $114,219 principally from service charges, fees and commissions as compared to $158,413 of such income in 1999. The decrease was the result of a lower level of loan originations in 2000.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing expenses, totaled $2,154,084 for the year ended December 31, 2000 as compared to $1,840,793 for the year ended December 31, 1999. The increase in expenses was due to increases in staff and facilities needed to support the Bank's growth. However, the Company also experienced an increase in FDIC insurance costs, professional fees, and directors' fees. Much of the increase in professional fees related to the formation of the Bank's holding company.

Income Taxes

         During the year ended December 31, 2000, the Bank recorded a tax expense of $176,253 compared to $45,000 for the year ended December 31, 1999. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2000, the Bank's investment portfolio, excluding investments required for membership in the Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB"), comprised approximately 12.2 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2000 and at December 31, 1999. Available-for-sale securities are stated at estimated fair value. The Bank had no held for investment securities at December 31, 2000 or 1999.

                        Securities Portfolio Composition

                                                                         December 31, 2000                   December 31, 1999
                                                                         -----------------                   -----------------
                                                                                Net                                 Net
                                                                             Unrealized                          Unrealized
                                                                    Book      Holding      Fair         Book      Holding      Fair
                                                                   Value    Gain/(Loss)    Value        Value   Gain/(Loss)    Value
                                                                   -----    -----------    -----        -----   -----------    -----
                                                                                        (Dollars in thousands)
Available for sale:
         U. S. Agency obligations ............................   $  9,991    $    (45)   $  9,947   $  6,747    $   (225)   $  6,522
              Mortgage-backed securities .....................        827          (9)        818      1,090         (26)      1,064
                                                                 --------    --------    --------   --------    --------    --------
                                                                 $ 10,818    $    (54)   $ 10,765   $  7,837    $   (251)   $  7,586
                                                                 ========    ========    ========   ========    ========    ========


         The Bank also holds stock of the FRB and FHLB. This stock is recorded at a cost of $118,600 at December 31, 2000, and has no quoted market value. However, redemption of this stock has historically been at par value.


The following table presents maturities and weighted average yields of debt securities available at December 31, 2000. All of the securities are categorized as available-for-sale securities and are stated at estimated fair value.

                   Securities Portfolio Maturities and Yields

                                                    December 31, 2000
                                                 Fair
                                                 Value              Yield
                                                 -----              -----
                                                  (Dollars in thousands)
U. S. Government Agency obligations
         Due within one year                   $     -                  -%
         Due from one to five years              6,930               6.82
         Due from five to ten years              3,017               6.75
         Due after ten years                       818               5.77
                                               -------               ----
                                               $10,765               6.36%
                                               =======               ====

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2000 and 1999, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                                December 31,
                                                                ------------
                                                             2000         1999
                                                             ----         ----
                                                          (Dollars in thousands)
Commercial .............................................   $ 27,781    $ 28,528
Real estate - Construction .............................      5,853       9,102
Real estate - Mortgage .................................     31,130      19,261
Consumer ...............................................      5,911       5,999
                                                           --------    --------
    Total loans ........................................     70,675      62,890
Less allowance for loan losses .........................       (958)     (1,173)
                                                           --------    --------
                                                           $ 69,717    $ 61,717
                                                           ========    ========

         A certain degree of risk taking is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral usually consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and some nonfarm, nonresidential real estate. Usually, loan to cost ratios are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised 44.0% of the Bank's loan portfolio at December 31, 2000. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2000, as well as the type of interest requirement on such loans.

                                                                                           December 31, 2000
                                                                                           -----------------
                                                                       One Year          One to           Five Years
                                                                        Or Less        Five Years          Or More           Total
                                                                        -------        ----------          -------           -----
                                                                                        (Dollars in thousands)

Commercial, financial and industrial .......................           $20,454           $ 7,327           $     -           $27,781
Real estate - construction .................................             4,489               813               551             5,853
Real estate - mortgage .....................................            18,380             6,292             6,458            31,130
Consumer installment .......................................             2,247             3,569                95             5,911
                                                                       -------           -------           -------           -------
         Total loans .......................................           $45,570           $18,001           $ 7,104           $70,675
                                                                       =======           =======           =======           =======

                                                                 Predetermined rate                                          $40,668

                                                                      Variable rate                                          $30,007

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2000 and 1999, the Bank had $2,281,570 and $1,203,473, respectively, of nonaccrual loans or loans 90 days or more past due.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were no loans determined by management to be potential problem loans at December 31, 2000.

Assets Acquired in Foreclosure

         At December 31, 2000, the Bank had assets acquired in settlements of loans of approximately $888,000. Of that amount, 90.7% consisted of real estate owned. The remainder consisted of automobiles and equipment. The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 1999. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, types of loans and risks associated with various types, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2000.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance-sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

         During 2000, the Bank experienced net charge-offs for the first time in the amount of $1.1 million. A significant portion of these charge-offs related to loans originated by a former employee. Management believes that current trends in the portfolio are improving as evidenced by decreases in loans past due over 30 days from 7.56% of the loan portfolio at December 31, 1999 to 5.00% of the loan portfolio at December 31, 2000. Of the loans past due greater than 30 days, approximately 70% are secured by real estate. Management believes that it has adequately provided for losses considering its assessment of collateral values and other factors affecting collectibility. In addition, Management feels that procedures to monitor extensions of credit, construction draws, and current financial condition of borrowers have improved during 2000 as compared to previous periods.

         The allowance is not restricted to different segments of the portfolio. The Bank charges losses from any segment of the portfolio to the allowance without any allocation.

                         Summary of Loan Loss Experience

                                                                                                            Year Ended
                                                                                                            ----------
                                                                                              December 31, 2000    December 31, 1999
                                                                                              -----------------    -----------------
                                                                                                     (Dollars in thousands)

Total gross loans outstanding at end of period .....................................               $ 70,675                 $ 62,890
Average amount of loans outstanding, gross .........................................                 66,623                   46,493
                                                                                                   --------                 --------

Balance of allowance for loan losses - beginning ...................................                  1,173                      433
                                                                                                   --------                 --------
Loans charged off:
     Real estate loans .............................................................                   (770)                       -
     Consumer loans ................................................................                   (119)                       -
     Commercial and other loans ....................................................                   (191)                       -
                                                                                                   --------                 --------
        Total charge-offs ..........................................................                 (1,080)                       -

Recoveries of loans previously charged-off .........................................                      -                        -
                                                                                                   --------                 --------
Net charge-offs ....................................................................                 (1,080)                       -

Additions to allowance charged to expense ..........................................                    865                      740
                                                                                                   --------                 --------

Balance of allowance for loan losses - ending ......................................               $    958                 $  1,173
                                                                                                   ========                 ========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ............................................                   1.62%                      -%
     Net charge-offs to loans at end of period .....................................                   1.53                       -
     Allowance for loan losses to average loans ....................................                   1.44                    2.52
     Allowance for loan losses
         to loans at end of period .................................................                   1.36                    1.87
     Allowance for loan losses to nonperforming loans
        at end of period ...........................................................                   42.0                    97.5
     Net charge-offs to allowance for loan losses ..................................                   1.13                       -
     Net charge-offs to provision for loan losses ..................................                   1.25                       -

Deposits

The amounts and composition of total deposits as of December 31, 2000 and 1999 were as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                          2000                                1999
                                                                          ----                                ----
                                                                Amount                %               Amount               %
                                                                ------            -----               ------            -----
Noninterest bearing ............................            $ 3,789,108             4.8%          $ 2,569,783             3.5%
NOW accounts ...................................              1,840,918             2.4             2,056,040             2.8
Money market accounts ..........................             14,701,710            18.8            11,881,119            16.3
Savings ........................................                220,696             0.3               148,445             0.2
Time, less than $100,000 .......................             39,158,883            50.1            37,596,643            51.6
Time, $100,000 and over ........................             18,497,774            23.6            18,542,497            25.6
                                                            -----------           -----           -----------            ----
                                                            $78,209,089           100.0%          $72,794,527           100.0%
                                                            ===========           =====           ===========           =====

The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2000 and 1999 are summarized below:

Deposits

                                                                                           (Dollars in Thousands)
                                                                             December 31, 2000                December 31, 1999
                                                                             -----------------                -----------------
                                                                               Amount            %          Amount              %
                                                                               ------          -----        ------           ------

Noninterest bearing demand .........................................          $ 3,732              -        $ 2,682              -
Interest bearing transaction accounts ..............................            1,637           3.28          1,468           1.98
Savings ............................................................              224           1.69            137           1.22
Money market accounts ..............................................           13,133           5.53          9,087           4.80
Certificates of deposit and individual  retirement
   accounts ........................................................           57,962           6.07         44,775           5.54
                                                                              -------           ----        -------           ----

         Total average deposits ....................................          $76,688           5.07%       $58,149           5.61%
                                                                              =======           ====        =======           ====

         As of December 31, 2000, the Bank held $18.5 million in time deposits of $100,000 or more, with approximately $4.9 million with maturities within three months, $10.3 million with maturities over three through twelve months, and $2.9 million with maturities over twelve months through three years, and $468,000 with maturities over three years. The Bank had no wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) as of December 31, 2000.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2000 and 1999.

                                                     Years Ended December 31,
                                                     ------------------------
                                                       2000            1999
                                                       ----            ----

                   Return on average assets             0.35%           0.13%
                   Return on average equity             3.85            1.13
                   Dividend payout ratio                   -               -
                   Average equity to average
                     asset ratio                        9.06           11.64

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 88.5% of total assets at December 31, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2000, the Bank had the ability to borrow up to 10% of assets from the FHLB. The Bank also has $825,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs.




Capital Resources

         The equity capital of the Company increased by $429,490 during 2000 as the result of net operating income of $297,270 and unrealized gains, net of tax, in the investment portfolio of $132,220.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well capitalized
                                                                                               For capital        under prompt
                                                                                               For capital         corrective
                                                                                           adequacy purposes    action provisions
                                                                                           -----------------    -----------------
                                                                        Actual                  Minimum               Minimum
                                                                        ------                  -------               -------
                                                                  Amount       Ratio      Amount      Ratio     Amount       Ratio
                                                                  ------       -----      ------      -----     ------       -----
                                                                                        (Dollars in thousands)
As of December 31, 2000
   Total Capital (to risk weighted assets) ...............       $9,139        12.4%     $5,898        8.0%      7,373        10.0%
   Tier 1 Capital (to risk weighted assets) ..............        8,217        11.1       2,949        4.0%      4,424         6.0
   Tier 1 Capital (to average assets)(leverage) ..........        8,217         9.5       3,466        4.0%      4,332         5.0

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services will result in increased operating expenses.

Item 7.  Financial Statements.

         The following financial statements of GrandSouth Bancorporation are included herewith:

         Report of Independent Certified Public Accountants
         Balance Sheets at December 31, 2000 and 1999
         Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from March 4, 1998 (inception) to December 31, 1998
         Consolidated Statements of Shareholders' Equity for the period from March 4, 1998 (inception) to December 31, 1998 and the years ended December 31, 1999 and 2000
         Consolidated  Statements of Cash Flows for the years ended December 31,
               2000 and 1999 and the period from March 4, 1998 (inception) to December 31, 1998
         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
GrandSouth Bancorporation and Subsidiary
Fountain Inn, South Carolina


         We have audited the accompanying consolidated balance sheets of GrandSouth Bancorporation and Subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from March 4, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the GrandSouth Bancorporation and Subsidiary at December 31, 2000 and 1999 and the results of their operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from March 4, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.




                                        s/Elliott, Davis & Company, LLP



February 7, 2001
Elliott, Davis & Company, LLP
Greenville, South Carolina

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                            ------------
                                                                                                   2000                      1999
                                                                                                   ----                      ----

                                     ASSETS

Cash and due from banks ..........................................................            $  2,256,288             $  1,110,995
Federal funds sold ...............................................................               2,520,000                8,420,000
Investment securities available for sale .........................................              10,764,692                7,586,270
Other investments, at cost .......................................................                 118,600                  118,600
Loans, net .......................................................................              69,717,470               61,717,086
Property and equipment, net ......................................................               1,221,585                  961,060
Assets acquired in settlement of loans ...........................................                 887,667                        -
Other assets .....................................................................                 905,085                1,064,447
                                                                                              ------------             ------------
       Total assets ..............................................................            $ 88,391,387             $ 80,978,458
                                                                                              ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Noninterest bearing ...........................................................            $  3,789,108             $  2,569,783
   Interest bearing ..............................................................              74,419,981               70,224,744
                                                                                              ------------             ------------
       Total deposits ............................................................              78,209,089               72,794,527

Other liabilities ................................................................               2,000,715                  431,838
                                                                                              ------------             ------------
       Total liabilities .........................................................              80,209,804               73,226,365

COMMITMENTS AND CONTINGENCIES - Notes 8 and 12

SHAREHOLDERS' EQUITY
   Common  stock,  no par value in 2000 and $2.50 par
     value in 1999,  20,000,000 shares authorized,
     1,873,129 shares issued at December 31, 2000 and 1999 .......................               8,454,217                4,682,823
   Additional paid-in capital ....................................................                       -                3,771,394
   Retained deficit ..............................................................                (236,695)                (533,965)
   Accumulated other comprehensive loss ..........................................                 (35,939)                (168,159)
                                                                                              ------------             ------------
       Total shareholders' equity ................................................               8,181,583                7,752,093
                                                                                              ------------             ------------
       Total liabilities and shareholders' equity ................................            $ 88,391,387             $ 80,978,458
                                                                                              ============             ============











The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    For the period
                                                                                                                     from March 4,
                                                                                                                    1998 (inception)
                                                                                         For the years ended             through
                                                                                              December 31,            December 31,
                                                                                              ------------             ------------
                                                                                         2000            1999              1998
                                                                                         ----            ----              ----

INTEREST INCOME
   Loans and fees on loans ..................................................       $ 6,691,021       $ 4,567,676       $   342,455
   Investment securities ....................................................           991,607           932,225           171,479
                                                                                    -----------       -----------       -----------

       Total interest income ................................................         7,682,628         5,499,901           513,934

INTEREST EXPENSE
   Deposits and borrowings ..................................................         4,304,240         2,945,441           192,230
                                                                                    -----------       -----------       -----------

       Net interest income ..................................................         3,378,388         2,554,460           321,704

PROVISION FOR POSSIBLE LOAN LOSSES ..........................................           865,000           740,000           433,000
                                                                                    -----------       -----------       -----------

       Net interest income (loss) after provision for possible
         loan losses ........................................................         2,513,388         1,814,460          (111,296)
                                                                                    -----------       -----------       -----------

NONINTEREST INCOME
   Service fees on deposit accounts .........................................            90,890            72,276             3,884
   Other ....................................................................            23,329            86,137             4,689
                                                                                    -----------       -----------       -----------

       Total noninterest income .............................................           114,219           158,413             8,573
                                                                                    -----------       -----------       -----------

NONINTEREST EXPENSES
   Salaries and benefits ....................................................         1,218,919         1,054,740           300,045
   Printing and supplies ....................................................            63,584            88,787            87,902
   Advertising ..............................................................            63,994            62,459            14,029
   Data processing ..........................................................           172,644           147,107            29,715
   Occupancy and equipment ..................................................           211,078           217,589            98,243
   Other operating ..........................................................           423,865           270,111            85,388
                                                                                    -----------       -----------       -----------

       Total noninterest expenses ...........................................         2,154,084         1,840,793           615,322
                                                                                    -----------       -----------       -----------
       Income (loss) before income taxes ....................................           473,523           132,080          (718,045)

INCOME TAX PROVISION (BENEFIT) ..............................................           176,253            45,000           (97,000)
                                                                                    -----------       -----------       -----------
       Net income (loss) ....................................................       $   297,270       $    87,080       $  (621,045)
                                                                                    ===========       ===========       ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE ....................................       $       .16       $       .05       $      (.33)
                                                                                    ===========       ===========       ===========

DILUTED NET INCOME (LOSS) PER COMMON
   SHARE ....................................................................       $       .15       $       .05       $      (.33)
                                                                                    ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
     Basic ..................................................................         1,873,129         1,873,129         1,873,129
                                                                                    ===========       ===========       ===========

     Diluted ................................................................         1,926,003         1,924,387         1,873,129
                                                                                    ===========       ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                       Accumulated      Additional
                                                         Common stock                                     other           Total
                                                         ------------          paid-in     Retained   comprehensive   shareholders'
                                                   Shares         Amount       capital     deficit         loss           equity
                                                   ------         ------       -------     -------         ----           ------

Balance, March 4, 1998 (inception) .........             -   $         -   $         -    $         -    $         -    $         -
   Net loss ................................             -             -             -       (621,045)             -       (621,045)
   Other comprehensive loss - unrealized
     loss on investment securities (net of
     income tax benefit of $4,100) .........             -             -             -              -         (7,971)        (7,971)
                                                                                                                        -----------

   Comprehensive loss ......................             -             -             -              -              -       (629,016)
     Sale of stock (net of offering
         costs of $60,000) .................     1,702,847     4,257,118     4,197,118              -              -      8,454,236
                                                 ---------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1998 .................     1,702,847     4,257,118     4,197,118       (621,045)        (7,971)     7,825,220
                                                                                                                        -----------
   Net income ..............................             -             -             -         87,080              -         87,080
   Other comprehensive loss - unrealized
     loss on investment securities (net of
     income tax benefit of $78,769) ........             -             -             -              -       (160,188)      (160,188)
                                                                                                                        -----------

   Comprehensive loss ......................             -             -             -              -              -        (73,108)
   Stock split effected in the form
     of a stock dividend (10%) .............       170,282       425,705      (425,705)             -              -              -
   Cash in lieu of fractional shares
     on stock split effected in the
     form of a stock dividend ..............             -             -           (19)             -              -            (19)
                                                 ---------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1999 .................     1,873,129     4,682,823     3,771,394       (533,965)      (168,159)     7,752,093
   Net income ..............................             -             -             -        297,270              -        297,270
   Other comprehensive income - unrealized
     gain on investment securities (net of
     income tax expense  of $64,692) .......             -             -             -              -        132,220        132,220
                                                                                                                        -----------

   Comprehensive income ....................             -             -             -              -              -        429,490
   Par value conversion upon
     exchange of stock .....................             -     3,771,394    (3,771,394)             -              -              -
                                                 ---------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000 .................     1,873,129   $ 8,454,217   $         -    $  (236,695)   $   (35,939)   $ 8,181,583
                                                 =========   ===========   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    For the period
                                                                                                                     from March 4,
                                                                                                                    1998 (inception)
                                                                                         For the years ended             through
                                                                                              December 31,            December 31,
                                                                                              ------------             ------------
                                                                                         2000            1999              1998
                                                                                         ----            ----              ----

OPERATING ACTIVITIES
   Net income (loss) ......................................................      $    297,270       $     87,080       $   (621,045)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Deferred income tax expense (benefit) ................................            (1,033)            34,324            (97,000)
     Provision for possible loan losses ...................................           865,000            740,000            433,000
     Depreciation and amortization ........................................           123,481            124,326             31,321
     Gain on sale of property and equipment ...............................            (7,264)                 -                  -
     Loss on sale of investment securities ................................                 -              3,051                  -
     Write-down of assets acquired in settlement of loans .................            80,000                  -                  -
     Decrease (increase) in other assets ..................................            95,226           (788,501)          (209,170)
     Increase in other liabilities ........................................         1,568,877            519,237            211,704
                                                                                 ------------       ------------       ------------
         Net cash provided by (used in) operating activities ..............         3,021,557            719,517           (251,190)
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
   Decrease (increase) in federal funds sold ..............................         5,900,000          2,550,000        (10,970,000)
   Purchase of investment securities ......................................        (3,725,941)        (8,614,480)          (985,063)
   Proceeds from sale of investment securities ............................                 -            731,460                  -
   Proceeds from maturity of investment securities ........................           758,180            987,902                  -
   Increase in loans, net .................................................        (9,685,110)       (39,686,968)       (23,203,118)
   Increase in assets acquired in settlement of loans .....................          (147,941)                 -                  -
   Proceeds from sale of property and equipment ...........................           523,094                  -                  -
   Purchase of property and equipment .....................................          (913,108)          (189,941)          (926,767)
                                                                                 ------------       ------------       ------------
         Net cash used in investing activities ............................        (7,290,826)       (44,222,027)       (36,084,948)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
   Sale of stock, net .....................................................                 -                  -          8,454,236
   Net increase in deposits ...............................................         5,414,562         40,889,962         31,605,464
   Cash in lieu of fractional shares on stock split effected
     in the form of a stock dividend ......................................                 -                (19)                 -
                                                                                 ------------       ------------       ------------
         Net cash provided by financing activities ........................         5,414,562         40,889,943         40,059,700
                                                                                 ------------       ------------       ------------
         Net (decrease) increase in cash and cash equivalents .............         1,145,293         (2,612,567)         3,723,562

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ..............................................................         1,110,995          3,723,562                  -
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................      $  2,256,288       $  1,110,995       $  3,723,562
                                                                                 ============       ============       ============

SUPPLEMENTAL INFORMATION Cash paid for:
     Income taxes .........................................................      $          -       $    222,500       $          -
                                                                                 ============       ============       ============
     Interest .............................................................      $  2,440,385       $  2,789,864       $    118,949
                                                                                 ============       ============       ============

     Loans transferred to assets acquired in settlement of loans ..........      $    819,726 $                -       $          -
                                                                                 ============       ============       ============





The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

           GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2000 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Federal Reserve Board. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these consolidated financial statements. This presentation has no effect on net income or shareholders' equity.

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation.

   Basis of presentation

     The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting. During the period of organization from March 4, 1998 (inception) to the incorporation date of August 10, 1998 the Bank operated as an association. All transactions of the organizing association are included in these consolidated financial statements.

   Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

   Concentrations of credit risk

     The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

   Investment securities

     The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investment in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value which is determined using quoted market prices. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive loss). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

2. Held to maturity: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. Premiums and discounts are amortized into interest income by a method that approximates a level yield. The Company has no held to maturity securities.

3. Trading: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

   Loans, interest and fee income on loans

     Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees, and the allowance for possible loan losses are deducted from total loans in the consolidated balance sheet. Interest income is recognized on an accrual basis over the term of the loan based on the principal amount outstanding.

     Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal. Loans are not returned to accrual status until the borrower demonstrates the ability to pay principal and interest. Loans on non-accrual status as well as real estate acquired through foreclosure or deed taken in lieu of foreclosure are included in non-performing assets.

   Allowance for possible loan losses

     The provision for possible loan losses charged to operating expenses reflect the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

     The Company accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

     Under SFAS No. 114, as amended by SFAS No. 118, when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

     A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting.

   Property and equipment

     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

   Assets acquired in settlement of loans

     Assets acquired in settlement of loans include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and repossessed assets. These assets are recorded at the lower of the carrying value of the loans or the estimated fair value of the related asset, net of estimated selling costs. The excess carrying value, if any, is charged to the allowance for possible loan losses upon transfers. If further reduction in value occurs, charges are included in income from operations.

   Income taxes

     The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109,

     "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

   Advertising and public relations expense

     Advertising, promotional, and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailings are expensed in the period in which the direct mailings are sent.

   Net income (loss) per common share

     Net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, `Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. In 1999, the Company issued an eleven for ten stock split effected in the form of a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock split.

   Statement of cash flows

     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

   Fair values of financial instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the consolidated balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as property and equipment and other assets and liabilities are not subject to the disclosure requirements.

   Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the presentation of the Company's consolidated financial results or consolidated financial position.

     Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

   Risks and Uncertainties

     In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

     The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.

 Reclassifications

     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported net income.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2000 and 1999, federal funds sold amounted to $2,520,000 and $8,420,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                        December 31, 2000
                                                                                         Gross unrealized
                                                               Amortized                 ----------------                   Fair
                                                                 cost               Gains               Losses              value
                                                                 ----               -----               ------              -----
Federal agencies ...................................         $ 9,991,148         $    46,122         $    90,867         $ 9,946,403
Mortgage-backed ....................................             827,183               1,239              10,133             818,289
                                                             -----------         -----------         -----------         -----------

       Total investment securities .................         $10,818,331         $    47,361         $   101,000         $10,764,692
                                                             ===========         ===========         ===========         ===========

                                                                                         December 31, 1999
                                                                                         -----------------

Federal agencies ...................................          $6,746,819           $       -          $  225,286          $6,521,533
Mortgage-backed ....................................           1,090,479                   -              25,742           1,064,737
                                                              ----------          ----------          ----------          ----------

       Total investment securities .................          $7,837,298           $       -          $  251,028          $7,586,270
                                                              ==========          ==========          ==========          ==========

           The amortized costs and fair values of securities available for sale at December 31, 2000, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized
                                                       cost           Fair value
                                                       ----           ----------
One to five years ..........................       $ 6,985,015       $ 6,929,995
Five to ten years ..........................         3,006,133         3,016,408
After ten years ............................           827,183           818,289
                                                   -----------       -----------

    Total investment securities ............       $10,818,331       $10,764,692
                                                   ===========       ===========

           Investment securities with an aggregate amortized cost of $553,351 (fair value of $553,164) at December 31, 2000 and $590,793 (fair value of $586,178) at December 31, 1999 were pledged to collateralize public deposits and other purposes.

           The  Bank,  as a member  institution  of the  Federal  Home Loan Bank
(FHLB) of Atlanta, is required to own capital stock in the FHLB based generally upon the balance of mortgage loans pledged and FHLB borrowings. FHLB capital stock with a cost of $118,600 at December 31, 2000 and 1999, is included in other investments in the consolidated balance sheets. No ready market exists for the stock, and it has no quoted market value. However, redemption of the stock has historically been at par value. The Bank had no outstanding borrowings from the FHLB at December 31, 2000 or 1999.

NOTE 5 - LOANS

           The composition of net loans by major loan category is presented below:

                                                              December 31,
                                                              ------------
                                                         2000             1999
                                                         ----             ----
Commercial .....................................     $27,781,092     $28,528,661
Real estate - construction .....................       5,853,417       9,101,912
Real estate - mortgage .........................      31,129,745      19,260,774
Consumer .......................................       5,911,115       5,998,739

Loans, gross ...................................      70,675,369      62,890,086
Less allowance for possible loan losses ........         957,899       1,173,000
                                                     -----------     -----------
Loans, net .....................................     $69,717,470     $61,717,086
                                                     ===========     ===========

           At December 31, 2000 and 1999, non-accrual loans totaled $2,281,570 and $1,203,473, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $158,028 and $19,402 in 2000 and 1999, respectively. There were no non-accrual loans in 1998. Variable rate and fixed rate loans totaled $30,007,361 and $40,668,008 at December 31, 2000.

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                   For the periods ended
                                                        December 31,
                                                        ------------
                                           2000            1999         1998
                                           ----            ----         ----
Balance, beginning of year ..........   $ 1,173,000    $   433,000   $         -
Provision for possible loan losses ..       865,000        740,000       433,000
Loans charged against the allowance .    (1,080,101)             -             -
                                        -----------    -----------   -----------

Balance, end of year ................   $   957,899    $ 1,173,000   $   433,000
                                        ===========    ===========   ===========

NOTE 6 - PROPERTY AND EQUIPMENT

           Property  and   equipment   are  stated  at  cost  less   accumulated
depreciation. Components of property and equipment included in the balance sheet are as follows:

                                                            December 31,
                                                            ------------
                                                      2000               1999
                                                      ----               ----

Land .......................................      $   331,322       $         -
Building and leasehold improvements ........          655,505           655,505
Furniture and equipment ....................          434,932           415,602
Vehicles ...................................           58,895            45,600
Construction in progress ...................            5,687                 -
                                                  -----------       -----------

                                                    1,486,341         1,116,707
Accumulated depreciation ...................         (264,756)         (155,647)
                                                  -----------       -----------
    Total property and equipment ...........      $ 1,221,585       $   961,060
                                                  ===========       ===========

           The Bank purchased land in 2000 to construct its main office. Costs associated with preparing the land for construction are included in construction in progress at December 31, 2000.

           Depreciation expense for the periods ended December 31, 2000, 1999 and 1998 amounted to $136,753, $124,326, and $31,321, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

       Type of Asset                 Life in Years         Depreciation Method
       -------------                 -------------         -------------------
 Software                              3                     Straight-line
 Furniture and equipment               5 to 7                Straight-line
 Buildings and improvements            5 to 40               Straight-line
 Vehicles                              3                     Straight-line

NOTE 7 - DEPOSITS

           The following is a detail of deposit accounts:

                                                             December 31,
                                                             ------------
                                                       2000               1999
                                                       ----               ----

Noninterest bearing ......................        $ 3,789,108        $ 2,569,783
Interest bearing:
  NOW accounts ...........................          1,840,918          2,056,040
  Money market accounts ..................         14,701,710         11,881,119
  Savings ................................            220,696            148,445
                                                  -----------        -----------

                                                   20,552,432         16,655,387
                                                  -----------        -----------

  Time, less than $100,000 ...............         39,158,883         37,596,643
  Time, $100,000 and over ................         18,497,774         18,542,497
                                                  -----------        -----------
                                                   57,656,657         56,139,140
                                                  -----------        -----------
Total deposits ...........................        $78,209,089        $72,794,527
                                                  ===========        ===========

           Interest   expense  on  time  deposits   greater  than  $100,000  was
approximately  $1,077,154,  $658,465,  and  $50,000  in  2000,  1999  and  1998,
respectively.

           At December 31, 2000 the scheduled maturities of certificates of deposit are as follows:

       2001                                       $47,207,618
       2002                                         9,205,120
       2003                                           568,640
       2004                                                 -
       2005                                           675,279
                                                  -----------
                                                  $57,656,657
                                                  ===========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

           The Bank purchased land in 2000 to construct a new main office. The Company has not entered into a construction contract but estimates total costs will be approximately $2.2 million and the office will be completed in the summer of 2001.

           The Company leases a branch office under a non-cancelable operating lease which expires in February 2001 with monthly lease payments of $2,000. Subsequent to year-end, the Company exercised a five-year renewal option which expires in February 2006 with monthly lease payments of $3,000. The lease contains two additional five-year renewal options with provisions for adjustments to the monthly lease payments. The lease agreement requires the Company to pay all taxes, insurance and maintenance costs.

           The Company also leases land upon which it constructed a branch office under a non-cancelable operating lease which expires in March of 2018. The lease requires monthly lease payments of $750. The lease contains four renewal options of five years each with provisions for adjustments to the monthly lease payments. The lease agreement requires the Company to pay all property taxes.

           Future minimum lease payments under these operating leases are summarized as follows:

     For the years ended
         December 31,
         ------------

           2001                            $    43,000
           2002                                 45,000
           2003                                 45,000
           2004                                 45,000
           2005                                 45,000
         Thereafter                            116,250
                                           -----------

                                           $   339,250
                                           ===========

           Refer to Note 12 concerning financial instruments with off balance sheet risk.

NOTE 9 - UNUSED LINES OF CREDIT

           At December 31, 2000, the Bank had an unused line of credit to purchase federal funds totaling $825,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. The Bank had a second unused line of credit with the FHLB to borrow up to ten percent of the Bank's total assets. The line of credit agreement requires the Bank to pledge investment securities as collateral.

NOTE 10 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the periods ended December 31:

                                               2000         1999         1998
                                               ----         ----         ----
Income taxes currently payable
  Federal .............................    $ 164,286     $   6,776     $       -
  State ...............................       13,000         3,900            -
                                           ---------     ---------    ---------
                                             177,286        10,676            -
Deferred tax provision (benefit) ......       (1,033)       34,324      (97,000)
                                           ---------     ---------    ---------
      Provision (benefit) .............    $ 176,253     $  45,000    $ (97,000)
                                           =========     =========    =========

           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                  Deferred tax asset (liability)
                                                  ------------------------------
                                                         2000             1999
                                                         ----             ----
Allowance for possible loan losses .............      $ 325,686       $ 251,600
Unrealized net losses on investment
        securities available for sale ..........         18,237          82,839
Depreciation ...................................        (19,016)        (10,244)
                                                      ---------       ---------

                                                        324,907         324,195
Valuation allowance ............................       (260,752)       (196,471)
                                                      ---------       ---------

      Net deferred tax asset ...................      $  64,155       $ 127,724
                                                      =========       =========

           The net deferred tax asset is included in other assets in the consolidated balance sheets.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the periods ended December 31, as follows:

                                                              2000                        1999                        1998
                                                              ----                        ----                        ----
                                                      Amount         %            Amount          %         Amount             %
                                                      ------      --------        ------     ---------      ------       ----------

Tax expense (benefit) at statutory rate ........    $ 160,998           34%    $  44,907            34%    $(244,135)          (34)%
Increase (decrease) in taxes
    resulting from:
    State bank tax (net of
      federal benefit) .........................        8,829            2         2,574             -             -
    Other ......................................        6,426            1        (2,481)            -       147,135            20
                                                    ---------    ---------     ---------     ---------     ---------     ---------

      Income tax provision (benefit) ...........    $ 176,253           37%    $  45,000            34%    $ (97,000)          (14)%
                                                    =========    =========     =========     =========     =========     =========


NOTE 11 - RELATED PARTY TRANSACTIONS

           Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

           A summary of loan transactions with directors, including their affiliates and executive officers are as follows:

                                                      For the years ended
                                                          December 31,
                                                          ------------
                                                     2000               1999
                                                     ----               ----

Balance, beginning of period .............       $ 1,108,611        $ 1,418,303
New loans ................................           135,940            729,608
Less loan payments .......................          (168,480)        (1,039,300)
                                                 -----------        -----------
Balance, end of period ...................       $ 1,076,071        $ 1,108,611
                                                 ===========        ===========

           Deposits by directors and their related interests at December 31, 2000 and 1999 approximated $2,193,000 and $2,178,000, respectively.

           A director, shareholder and executive officer of the Company is a partner in a partnership from which the Company leases operating facilities and land (see Note 8). Lease expenses charged to operations under these agreements approximated $33,600 in 2000 and 1999, and $22,000 in 1998.

NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

           In the ordinary course of business, and to meet the financing needs of its customers, the Bank is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000 and 1999, unfunded commitments to extend credit were approximately $10,634,000 and $11,480,000, respectively. Variable rate and fixed rate unfunded commitments to extend credit were approximately $4,343,000 and $6,291,000, respectively, at December 31, 2000. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

           At December 31, 2000 and 1999, there were outstanding letters of credit totaling $335,400 and $840,850, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLAN

           On September 1, 1998, the Bank adopted the GrandSouth Bank Profit Sharing Section 401(k) Plan for the benefit of all eligible employees. The Bank contributes fifty percent of the first four percent of the employee's compensation contributed to the Plan. Contributions made to the Plan in 2000, 1999, and 1998 amounted to $20,107, $9,745, and $1,472, respectively.

NOTE 14 - STOCK OPTION PLAN

           During 1998, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 187,000 options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest 20 percent each year for five years and expire 10 years from the grant date. The Bank has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation".

Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Bank's net income (loss) and net income (loss) per common share would have been decreased (increased) to the pro forma amounts indicated below:

                                                                                               For the periods ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                      2000                1999               1998
                                                                                      ----                ----               ----
Net income (loss) - as reported ........................................            $297,270            $87,080           $(621,045)
Net income (loss) - pro forma ..........................................             261,839             49,559            (658,565)
Basic net income (loss) per common share - as reported .................                 .16                .05                (.33)
Basic net income (loss) per common share - pro forma ...................                 .14                .03                (.39)
Diluted net income (loss) per common share - as reported ...............                 .15                .05                (.33)
Diluted net income (loss) per common share - pro forma .................                 .13                .02                (.39)

           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. The risk free interest rate used was 5.89 percent, the expected option life was 5 years and the assumed dividend rate was zero.

           A summary of the status of the plan and changes during the year is presented below:

                                                                        For the periods ended December 31,
                                                                        ----------------------------------
                                                               2000                   1999                         1998
                                                               ----                   ----                         ----
                                                                    Weighted                  Weighted                      Weighted
                                                                    average                    average                       average
                                                                   exercise                   exercise                      exercise
                                                       Shares        price       Shares        price           Shares        price
                                                       ------        -----       ------        -----           ------        -----

Outstanding at beginning of period .............      154,000       $4.55        154,000       $4.55                 -       $   -
Granted ........................................            -           -              -           -           154,000        4.55
Exercised ......................................            -           -              -           -                 -           -
Forfeited or expired ...........................        8,800        4.55              -           -                 -           -
                                                                                               -----           -------       -----

Outstanding at end of period ...................      145,200        4.55        154,000        4.55           154,000        4.55
                                                                                               =====           =======       =====

Options exercisable at December 31, ............       59,400        4.55         30,800           -                 -           -
Shares available for grant .....................       41,800           -         33,000           -            33,000           -

         Granted shares and per share exercise prices have been restated to reflect the 1999 stock split effected in the form of a stock dividend (10%).

NOTE 15 - COMMON STOCK AND EARNINGS PER SHARE

           SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income (loss) per common share. Income (loss) per share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share was 1,873,129 in 2000, 1999 and 1998. The weighted average number of common shares outstanding for diluted net income per common share was 1,926,003 in 2000 and 1,924,387 in 1999. In 1998 the effect of stock options was antidilutive. For ease of presentation, shares of stock were considered outstanding for all of 1998. The difference in the weighted average number of shares outstanding for basic net income (loss) per common share and the weighted average number of shares outstanding for diluted net income (loss) per common share was the effect of the assumed exercise of the stock options outstanding. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method.

           The Bank issued a ten percent common stock split effected in the form of a stock dividend in 1999. Net income (loss) per common share in 1998 has been restated to reflect this transaction.

NOTE 16 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Bank's Board of Directors. The Bank is restricted by banking regulations in its ability to pay dividends and must obtain the approval of the State Board of Financial Institutions prior to payment.

NOTE 17 - REGULATORY MATTERS

           The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

NOTE 17 - REGULATORY MATTERS, Continued

           As of December 31, 2000, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                             To be well capitalized
                                                                                             For capital     under prompt corrective
                                                                                         adequacy purposes        action provisions
                                                                       Actual            -----------------        -----------------
                                                                       ------                  Minimum                Minimum
                                                                 Amount       Ratio      Amount       Ratio     Amount        Ratio
                                                                 ------       -----      ------       -----     ------        -----
                                                                        (amounts in $000)
As of December 31, 2000
   Total Capital (to risk weighted  assets) ..............       $9,139        12.4%     $5,898        8.0%     $7,373        10.0%
   Tier 1 Capital (to risk weighted
     assets) .............................................        8,217        11.1       2,949        4.0       4,424         6.0
   Tier 1 Capital (to average assets) ....................        8,217         9.5       3,466        4.0       4,332         5.0

As of December 31, 1999
   Total Capital (to risk weighted  assets) ..............       $8,721        12.8%     $5,434        8.0%     $6,793        10.0%
   Tier 1 Capital (to risk weighted  assets) .............        7,868        11.6       2,717        4.0       4,076         6.0
   Tier 1 Capital (to average assets) ....................        7,868         9.5       3,300        4.0       4,125         5.0

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other instruments. Certain items are specifically excluded from the disclosure requirements, including the Bank's common stock, property and equipment and other assets and liabilities.

           Fair value approximates carrying value for cash and due from banks and federal funds sold due to the short-term nature of the instrument.

           Investment securities available for sale are valued using quoted fair market prices. Other investments at cost are considered to be an appropriate estimate of fair value due to historical redemption of the stock at cost. Fair value for the Bank's off-balance sheet financial instruments is based on the discounted present value of the estimated future cash flows.

            Fair value for loans maturing after one year is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms and credit quality.

           Fair value for demand deposit accounts is equal to the carrying value. Interest-bearing accounts with no fixed maturity date are valued based on rates offered within the Bank's market using current interest rates on similar instruments. Certificate of deposit accounts and maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

            The Bank has used management's best estimate of fair value based on the above assumptions. Thus, the fair values presented may not be the amounts which could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses which would be incurred in an actual sale or settlement are not taken into consideration in the fair value presented.

            The estimated fair values of the Bank's financial instruments are as follows:

                                                                                           December 31,
                                                                                           ------------
                                                                                2000                               1999
                                                                                ----                               ----
                                                                     Carrying             Fair           Carrying            Fair
                                                                      amount             value            amount             value
                                                                      ------             -----            ------             -----
Financial Assets:
  Cash and due from banks ..................................       $ 2,256,288       $ 2,256,288       $ 1,110,995       $ 1,110,995
  Federal funds sold .......................................         2,520,000         2,520,000         8,420,000         8,420,000
  Investment securities available for sale .................        10,764,692        10,764,692         7,586,270         7,586,270
  Other investments, at cost ...............................           118,600           118,600           118,600           118,600
  Loans ....................................................        69,717,470        76,291,827        61,717,086        53,371,572

Financial Liabilities:
  Deposits .................................................        78,209,089        83,762,436        72,794,527        72,539,447

Financial Instruments with Off-Balance Sheet Risk:
  Standby letters of credit ................................           335,400           335,400           840,850           840,850
  Commitments to extend credit .............................        10,634,000        10,634,000        11,480,000        11,480,000


NOTE 19 - PARENT COMPANY FINANCIAL INFORMATION

            Following  is  condensed   financial   information   of   GrandSouth
Bancorporation (parent company only, since inception on October 20, 2000):

                             CONDENSED BALANCE SHEET


                                                                    December 31,
                                                                        2000
                                                                        ----
ASSETS
   Investment in bank subsidiary ...........................          $8,181,583
                                                                      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Shareholders' equity ....................................          $8,181,583
                                                                      ==========


                          CONDENSED STATEMENT OF INCOME
                                                            For the period ended
                                                                 December 31,
                                                                 ------------
                                                                     2000
                                                                     ----

REVENUES ....................................................  $           -

EXPENSES ....................................................              -
EQUITY IN UNDISTRIBUTED NET INCOME
   OF BANK SUBSIDIARY .......................................        297,270
                                                                    --------
       Net income ...........................................       $297,270
                                                                    ========

                        CONDENSED STATEMENT OF CASH FLOWS

                                                            For the period ended
                                                                 December 31,
                                                                 ------------
                                                                     2000
                                                                     ----
OPERATING ACTIVITIES
  Net income .................................................   $ 297,270
Adjustments to reconcile net income to net cash
    provided by operating activities
    Equity in undistributed net income of Bank subsidiary ....    (297,270)
                                                                 ---------

         Net cash provided by operating activities ...........           -
                                                                 ---------

CASH, BEGINNING OF PERIOD ....................................           -
                                                                 ---------
CASH, END OF PERIOD ..........................................   $       -
                                                                 =========

NOTE 20 - SUBSEQUENT EVENT

           On January 2, 2001 the Company issued ten-year variable rate convertible subordinated debentures (the "debentures") due January 2, 2011 in the aggregate amount of $4,000,000. Interest is payable quarterly at a rate of prime minus 2 percent (7.50 percent at January 2, 2001). The holders of debentures may, at any time prior to the maturity, convert the principal amount of the debenture into common stock of the Company at the conversion ratio of $6.50 (approximate fair market value at January 2, 2001) of debenture principal for one share of the Company's common stock. The Company may redeem the debentures at any time after December 31, 2005, as a whole or in part from time to time at predetermined prices.

           If the convertible debentures had been issued during the year, the number of common shares of stock that would have been issued had the debentures been converted would have been included for purposes of calculating diluted earnings per share. If the debentures had been outstanding for all of 2000, 615,384 additional shares would have been added to the weighted average number of shares outstanding for purposes of calculating diluted earnings per share, and diluted earnings per share would have been approximately $.12 per share for the year ended December 31, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
4.1                       Form of Common Stock Certificate
10.1                      Stock Option Plan
10.2                      Form of Stock Option Agreement
21                        Subsidiaries of Registrant
- -------------
*Incorporated by reference to Form 8-A filed November 13, 2000

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GrandSouth Bancorporation


April 2, 2001               By: s/Ronald K. Earnest
                               -----------------------------------------

                                Ronald K. Earnest
                                President and Chief Executive Officer


                              By: s/J. B. Garrett
                                 ----------------------------------------
                                  J. B. Garrett
                                  Vice President
                                  (Principal Financial and Principal
                                   Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
- ---------                                -----                                              ----

__________________________               Director                                           April __, 2001
Roger L. Broyles

s/Ronald K. Earnest
                                         President, Chief Executive Officer, Director       April 2, 2001
- --------------------------------
Ronald K. Earnest

s/Harold E. Garrett
                                         Director                                           April 2, 2001
- --------------------------------
Harold E. Garrett

s/Mason Y. Garrett
                                         Chairman, Director                                 April 2, 2001
- --------------------------------
Mason Y. Garrett

s/Michael L. Gault
                                         Director                                           April 2, 2001
- --------------------------------
Michael L. Gault

                                         Director                                           April __, 2001
- --------------------------------
Baety O. Gross

__________________________               Director                                           April __, 2001
S. Hunter Howard, Jr.

                                  EXHIBIT INDEX


Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
4.1                       Form of Common Stock Certificate
10.1                      Stock Option Plan
10.2                      Form of Stock Option Agreement
21                        Subsidiaries of Registrant
- -------------
*Incorporated by reference to Form 8-A filed November 13, 2000