Form 10QSB
period 2001-03-31
GRANDSOUTH BANCORPORATION
filed 2001-05-15
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _______________.

                        Commission File Number 000-31937


                            GRANDSOUTH BANCORPORATION
             (Exact Name of Registrant as Specified in its Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-1104394


                    327 Fairview Road, Fountain Inn, SC 29681
                    (Address of Principal Executive Offices)


                                 (864) 962-8833
              (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
1,875,329 Shares Outstanding on March 31, 2001

Transitional Small Business Issuer Disclosure Format:  [  ] Yes  [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                 (Unaudited)             (Audited)
                                                                                                   March 31,            December 31,
                                                                                                     2001                   2000
                                                                                                     ----                   ----
ASSETS
   Cash and due from banks .........................................................               $  2,186                $  2,256
   Federal funds sold ..............................................................                  3,670                   2,520
   Investment securities available for sale ........................................                 10,121                  10,764
   Other investments, at cost ......................................................                    149                     119
   Loans, net ......................................................................                 73,758                  69,717
   Property and equipment, net .....................................................                  1,319                   1,222
   Assets acquired in settlement of loans ..........................................                    889                     888
   Other assets ....................................................................                    882                     905
                                                                                                   --------                --------

       Total assets ................................................................               $ 92,974                $ 88,391
                                                                                                   ========                ========

 LIABILITIES
   Deposits
     Noninterest bearing ...........................................................               $  4,224                $  3,789
     Interest bearing ..............................................................                 75,921                  74,420
                                                                                                   --------                --------
       Total deposits ..............................................................                 80,145                  78,209
   Convertible Subordinated Debentures .............................................                  3,500                       -
   Other liabilities ...............................................................                  1,012                   2,001
                                                                                                   --------                --------
       Total liabilities ...........................................................                 84,657                  80,210
                                                                                                   --------                --------

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,875,329 shares issued
     at March 31, 2001 and 1,873,129 at
     December 31, 2000 .............................................................                  8,464                   8,454
   Retained deficit ................................................................                   (205)                   (237)
   Accumulated other comprehensive gain (loss) .....................................                     58                     (36)
                                                                                                   --------                --------
       Total stockholders' equity ..................................................                  8,317                   8,181
                                                                                                   --------                --------
       Total liabilities and stockholders' equity ..................................               $ 92,974                $ 88,391
                                                                                                   ========                ========




                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                       2001                   2000
                                                                                                       ----                   ----
INTEREST INCOME
   Loans, including fees .............................................................             $    1,715             $    1,574
   Investment securities .............................................................                    215                    124
   Federal funds sold and securities purchased
     under agreements to resell ......................................................                    114                    120
                                                                                                   ----------             ----------
       Total interest income .........................................................                  2,044                  1,818
                                                                                                   ----------             ----------
INTEREST EXPENSE
   Deposits and Borrowings ...........................................................                  1,231                  1,003
                                                                                                   ----------             ----------

NET INTEREST INCOME ..................................................................                    813                    815
PROVISION FOR LOAN LOSSES ............................................................                    112                     75
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................                    701                    740
                                                                                                   ----------             ----------
NONINTEREST INCOME
   Service charges on deposit accounts ...............................................                     27                     31
   Other service charges, commissions and fees .......................................                      5                      4
                                                                                                   ----------             ----------
       Total noninterest income ......................................................                     32                     35
                                                                                                   ----------             ----------
NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                    389                    324
   Net occupancy .....................................................................                     60                     47
   Other .............................................................................                    235                    170
                                                                                                   ----------             ----------
       Total noninterest expenses ....................................................                    684                    541
                                                                                                   ----------             ----------
   Income before income taxes ........................................................                     49                    234

   Provision for income taxes ........................................................                     18                     87
                                                                                                   ----------             ----------
       Net income ....................................................................             $       31             $      147
                                                                                                   ==========             ==========

   Average shares outstanding ........................................................              1,875,329              1,873,129
                                                                                                   ==========             ==========
   Average shares outstanding - diluted ..............................................              1,916,186              1,873,129
                                                                                                   ==========             ==========
PER SHARE
   Net income ........................................................................             $      .02             $      .08
                                                                                                   ==========             ==========
   Net Income - diluted ..............................................................             $      .01             $      .08
                                                                                                   ==========             ==========




                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                               Accumulated
                                               Common stock                                    other compre-
                                        -----------------------
                                         Number                   Additional                       hensive
                                               of                    paid in      Retained           income
                                           shares     Amount         capital      earnings           (loss)         Total
                                        -----------  ----------   ------------ ---------------- --------------   ----------

BALANCE, JANUARY 1, 2000 ....................      1,873,129      $     4,683      $     3,771      $ (534)      $ (168)     $7,752

Net income for period .......................                                                          147                      147

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..........                                                                       (46)        (46)
                                                                                                                 ------      ------
   Comprehensive income .....................                                                                                   101


BALANCE, MARCH 31, 2000 .....................      1,873,129      $     4,683      $     3,771      $ (387)      $ (214)     $7,853
                                                   =========      ===========      ===========      ======       ======      ======

BALANCE, JANUARY 1, 2001 ....................      1,873,129      $     8,454       $        -      $ (236)      $  (36)     $8,182

Net income for period .......................                                                           31                       31

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..........                                                                       94           94
                                                                                                                ------       ------
   Comprehensive income .....................                                                                                   125
   Exercise of stock options ................          2,200               10                                                    10
                                                   ---------      -----------      -----------      ------      ------       ------

BALANCE, MARCH 31, 2001 .....................      1,875,329      $     8,464       $        -      $ (205)      $   58      $8,317
                                                   =========      ===========      ===========      ======       ======      ======




















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                             2001              2000
                                                                                                             ----              ----
OPERATING ACTIVITIES
   Net income ....................................................................................         $    31          $   147
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax payable .................................................................              18               87
     Provision for loan losses ...................................................................             112               75
     Depreciation ................................................................................              36               30
     Investment accretion ........................................................................             (41)               -
     Loss on sale of repossessed asset ...........................................................              25                -
     Increase(decrease) in accrued interest receivable ...........................................             173              (12)
     (Decrease) increase in other assets .........................................................            (180)              35
     (Decrease) increase in other liabilities ....................................................            (989)             137
                                                                                                           -------          -------
         Net cash provided by operating activities ...............................................            (874)             499
                                                                                                           -------          -------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold .....................................................          (1,150)             160
   Proceeds from maturities of investment securities
     available for sale ..........................................................................           3,346                -
   Purchase of investment securities available for sale ..........................................          (2,521)            (905)
   Purchase of other investments .................................................................             (30)               -
   Net increase in loan balances .................................................................          (4,153)          (1,758)
   Investment in other real estate owned .........................................................              (1)               -
   Purchase of equipment .........................................................................            (133)              (1)
                                                                                                           -------          -------
         Net cash used for investing activities ..................................................          (4,642)          (2,504)
                                                                                                           -------          -------

FINANCING ACTIVITIES
    Proceeds from sale of subordinated debt ......................................................           3,500                -
    Proceeds from exercise of stock options ......................................................              10                -
   Net increase in deposits ......................................................................           1,936            3,259
                                                                                                           -------          -------

         Net cash provided by financing activities ...............................................           5,446            3,259
                                                                                                           -------          -------
         Increase (decrease) in cash and cash equivalents ........................................             (70)           1,254

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................................           2,256            1,111
                                                                                                           -------          -------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ........................................................         $ 2,186          $ 2,365
                                                                                                           =======          =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale ..................         $   141          $   (69)
                                                                                                           =======          =======

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2 - ORGANIZATION

         GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2000 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these consolidated financial statements. This presentation has no effect on net income or shareholders' equity.

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation.

NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income - diluted per share is computed by dividing net income by the sum of the weighted average number of shares of common shares outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2000 Annual Report of GrandSouth Bancorporation and Subsidiary. Results of operations for the three months ending March 31, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.
                                                               (Continued)

RESULTS OF OPERATIONS
   The Company's net income for the first quarter of 2001 was $31,076, or $0.01 per diluted share, compared to $ 146,637, or $0.08 per diluted share, for the first quarter of 2000.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $813,445 and $815,133 for the three months ended March 31, 2001 and 2000, respectively.


   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Average interest-earning assets for the first quarter of 2001 increased by $7.5 million or 9.3% over the same period in 2000, while average interest-bearing liabilities increased by $8.0 million or 11.1% comparing the first quarter of 2001 with the first quarter of 2000.

                                                         Average Balances, Income and Expenses, and Rates
                                                                       For the three months ended March 31,
                                                           2001                                           2000
                             ----------------------------------------------------------------------------------------------
                                Average            Income/    Annualized        Average           Income/     Annualized
                                 balance           expense     yield/rate        balance          expense      yield/rate
                             -------------     -------------  ------------   -------------     -------------  ------------
                                                              (Dollars in thousands)

Federal funds sold           $       8,154     $         114        5.59%    $       8,473     $         120         5.69%
Investment securities               10,379               193        7.44%            8,390               124         5.90%
Loans                               70,057             1,737        9.92%           64,214             1,574         9.80%
                             -------------     -------------                 -------------     -------------    ---------
     Total earning assets    $      88,589             2,044        9.23%    $      81,078             1,818         8.96%
                             =============     -------------                 =============
     Total interest bearing
       liabilities           $      79,911             1,231        6.16%    $      71,906             1,003         5.58%
                             =============     -------------                 =============     -------------    ---------
Net interest spread                                                 3.07%                                            3.38%
Net interest income/margin                     $         813        3.67%                      $         815         4.02%
                                               =============                                   =============    =========

As reflected above, for the first three months of 2001 the average yield on earning assets amounted to 9.23%, while the average cost of interest-bearing liabilities was 6.16%. For the same period of 2000, the average yield on earning assets was 8.96% and the average cost of interest-bearing liabilities was 5.58%. The increase in the yield on earning assets is attributable to an increase in return on investments due to the one time realization of bond accretions from the call of securities in the bond portfolio, and an increase in overall interest rates on loans due to a higher average prime rate on variable rate loans and fees related to loan originations. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2001 was 3.67% and for 2000 was 4.02%. This decrease was the result of higher deposit costs from the high interest rate environment in the latter part of 2000 and the early portion of 2001.

The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The decrease in net interest income is due to increases in the volume of earning assets and interest bearing liabilities being slightly more than offset by increases in volumes and rates for earning assets and interest bearing liabilities.

                                                                  (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                  For the three months ended
                                                                                                  March 31, 2001 versus 2000
                                                                                                  --------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------

Federal funds sold ...........................................................            $  (5)            $  (2)            $  (7)
Investment securities ........................................................               29                40                69
Loans ........................................................................              143                21               164
                                                                                          -----             -----             -----
       Total earning assets ..................................................              167                59               226
       Total interest on interest-bearing liabilities ........................             (112)             (116)             (228)
                                                                                          -----             -----             -----
Net interest income ..........................................................            $  55             $ (57)            $  (2)
                                                                                          =====             =====             =====



   Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

   The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. At March 31, 2001, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis or Plan of Operation - Interest Rate Sensitivity" in the Company's 2000 Annual Report to stockholders.

NONINTEREST INCOME
   Noninterest income was $31,959 and $34,418 for the three months ended March 31, 2001 and 2000, respectively.

NONINTEREST EXPENSES
   Noninterest expenses for the three months ended March 31, 2001 and 2000 were $ 683,577 and $ 541,427, respectively. This increase of $ 142,150 was due to an increase of $ 65,738 in salaries and benefits, and an increase of $ 63,523 in other expenses. The increases in salary and benefits were primarily caused by the hiring of several key employees during the first quarter of 2001. The increase in other expenses is the result of an increase in data processing expenses resulting from increased transaction volume and a $ 25,249 loss from the sale of a repossessed asset.
                                                                     (Continued)

   The allowance for loan losses was 1.40% of loans, net of unearned income, as of March 31, 2001 compared to 1.36% as of December 31, 2000. The provision for loan losses was $112,500 and $75,000 for the three months ended March 31, 2001 and 2000, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

LIQUIDITY
   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. The Company is also a member of the Federal Home Loan Bank system and has the ability to borrow funds on a secured basis. At March 31, 2001 the Company had $825,000 in unused federal funds lines of credit with a correspondent bank. The Company also has an agreement pursuant to which it can borrow up to 10% of total company assets, but this credit may be limited at the lender's discretion to the amount of pledge eligible investment securities needed to secure the credit. Individual and commercial deposits are the Bank's primary source of funds for credit activities. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

   The Company has begun the construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs are estimated to be $2.1 million. Additional design costs are estimated to be $140,000.

LOANS
   Commercial, financial and agricultural loans made up 36% of the total loan portfolio as of March 31, 2001, totaling $26,723,557. Loans secured by real estate for construction and land development totaled $5,300,668 or 7% of the total loan portfolio while all other loans secured by real estate totaled $36,023,632 or 48% of the total loan portfolio as of March 31, 2001. Installment loans and other consumer loans to individuals comprised 9% of the total loan portfolio totaling $6,503,781.


CAPITAL RESOURCES
   The equity capital base for the Company increased by $135,330 for the three months of 2001. This net change includes an increase to equity for net income of $31,076 and unrealized gains on investment securities of $104,256. The Company's equity to asset ratio was 8.9% on March 31, 2001, as compared to 9.26% on December 31, 2000. On January 2, 2001, the Company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder at a rate of one share of common stock for each $6.50 of principal.

   The Company is subject to minimum capital requirements established by the Board of Governors for the Federal Reserve System. For bank holding companies the size of the Company, capital adequacy is measured by the capital adequacy of the Company's subsidiary bank. The Debentures are included in Total Capital in the table below. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2001, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                     Adequately
                                                                                          Capitalize                 Capitalized
                                                                       Actual             Requirement                Requirement
                                                                       ------             -----------                -----------
                                                                Amount       Ratio     Amount         Ratio      Amount       Ratio
                                                                ------       -----     ------         -----      ------       -----

Total capital (to risk weighted assets) ...............       $12,736        17.0%     $ 7,492        10.0%     $ 5,993        8.0%
Tier 1 capital (to risk weighted assets) ..............         8,298        11.0%     $ 4,495         6.0%     $ 2,997        4.0%
Tier 1 capital (to average assets) ....................         8,298         9.0%     $ 4,655         5.0%     $ 3,724        4.0%

ASSET QUALITY
   Nonperforming assets as a percentage of loans and foreclosed property totaled 3.78% and 4.43% as of March 31, 2001 and December 31, 2000, respectively. Nonperforming assets decreased to $2,858,145 as of March 31, 2001 from $3,169,237 at December 31, 2000.

 EFFECTS OF REGULATORY ACTION
   The management of the Company is not aware of any current recommendations by regulatory authorities, which if they were to be implemented, would have a material effect on liquidity, capital resources, or operations.

IMPACT OF INFLATION
   Unlike most industrial companies, the assets and liabilities of financial institutions such as the Bank are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Bank's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

RECENTLY ISSUED ACCOUNTING STANDARDS
   Accounting pronouncements recently issued or proposed by the Financial Accounting Standards Board are not expected to have a material effect on the financial position of the Company.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or the Bank or any of their property is the subject.

Item 2.  Changes in Securities and Use of Proceeds

The Company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures due January 2, 2011 (the "Debt") on January 2, 2001. The Debt was sold for cash in a limited offering to accredited investors. There were no underwriting discounts or commissions paid with respect to such sales. The offering of the Debt was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder. The Debt may be converted to common stock of the Company at the option of the holder at the rate of one share of common stock for each $6.50 of principal amount of the Debt.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits

    Exhibit No.
    From Item 601 of
    Regulation S-B        Description
    --------------        ------------------------

        10                Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture

(b)  Reports on Form 8-K

     None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
           (Registrant)



By:  s/Ronald K. Earnest                                  Date: 5/15/01
     -------------------------------------------               ---------------
     Chief Executive Officer


By:  s/J. B. Garrett                                      Date: 5/15/01
     -------------------------------------------               ---------------
     Principal Financial Officer