Form 10QSB
period 2001-06-30
GRANDSOUTH BANCORPORATION
filed 2001-08-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
      _______________.

                          Commission File No. 000-31937


                            GRANDSOUTH BANCORPORATION
             (Exact Name of Registrant as Specified in the Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-1104394


                    327 Fairview Road, Simpsonville, SC 29681
                    (Address of Principal Executive Offices)


                                 (864) 962-8833
              (Registrant's Telephone Number, including Area Code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
1,875,329 Shares Outstanding on July 31, 2001

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)           (Audited)
                                                                                                      June 30,          December 31,
                                                                                                        2001                 2000
                                                                                                        ----                 ----
ASSETS
   Cash and due from banks ...........................................................              $  2,337               $  2,256
   Federal funds sold ................................................................                 3,764                  2,520
   Investment securities available for sale ..........................................                10,728                 10,764
   Other investments, at cost ........................................................                   149                    119
   Loans, net ........................................................................                80,077                 69,717
   Property and equipment, net .......................................................                 1,538                  1,222
   Assets acquired in settlement of loans ............................................                   886                    888
   Other assets ......................................................................                   266                    905
                                                                                                    --------               --------
       Total assets ..................................................................              $ 99,745               $ 88,391
                                                                                                    ========               ========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................              $  4,612               $  3,789
     Interest bearing ................................................................                81,837                 74,420
                                                                                                    --------               --------
       Total deposits ................................................................                86,449                 78,209
   Convertible Subordinated Debentures ...............................................                 3,500                      -
   Other liabilities .................................................................                 1,390                  2,000
                                                                                                    --------               --------
       Total liabilities .............................................................                91,339                 80,209
                                                                                                    --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,875,329 shares issued
       at June 30, 2001 and 1,873,129 at December 31, 2000 ...........................                 8,464                  8,454
   Retained deficit ..................................................................                   (86)                  (236)
   Accumulated other comprehensive gain (loss) .......................................                    28                    (36)
                                                                                                    --------               --------
       Total stockholders' equity ....................................................                 8,406                  8,182
                                                                                                    --------               --------
       Total liabilities and stockholders' equity ....................................              $ 99,745               $ 88,391
                                                                                                    ========               ========




                See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)



                                                                          (Unaudited)                           (Unaudited)
                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30                               June 30
                                                                            -------                               -------
                                                                      2001             2000              2001                2000
                                                                      ----             ----              ----                ----

Interest  income
     Loans, including fees .............................       $     1,867        $     1,646        $     3,605        $     3,220
     Investment securities .............................               186                142                216                266
     Federal funds sold ................................               107                 86                383                206
                                                               -----------        -----------        -----------        -----------
        Total interest income ..........................             2,160              1,874              4,204              3,692

Interest expense
     Deposits and borrowings ...........................             1,244              1,002              2,475              2,005
                                                               -----------        -----------        -----------        -----------
   Net interest income .................................               916                872              1,729              1,687
       Provision for loan losses .......................               100                200                212                275
                                                               -----------        -----------        -----------        -----------
   Net interest income after provision .................               816                672              1,517              1,412
                                                               -----------        -----------        -----------        -----------
   Noninterest income
     Service charges on deposit accounts ...............                52                 16                 79                 46
     Other income ......................................                28                 10                 33                 14
                                                               -----------        -----------        -----------        -----------
        Total noninterest income .......................                80                 26                112                 60
                                                               -----------        -----------        -----------        -----------
   Noninterest expense
         Salaries and employee benefits ................               396                318                785                642
         Occupancy and equipment .......................                74                 57                134                104
         Other expense .................................               237                171                472                341
                                                               -----------        -----------        -----------        -----------
              Total noninterest expense ................               707                546              1,391               1087
                                                               -----------        -----------        -----------        -----------
Income before income taxes .............................               189                152                238                385
                                                               -----------        -----------        -----------        -----------
Income tax expense .....................................               (70)               (55)               (88)              (142)
                                                               -----------        -----------        -----------        -----------
Net Income .............................................       $       119        $        97        $       150        $       243
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding:
     Basic
     Diluted ...........................................         1,875,329          1,873,129          1,875,329          1,873,129
                                                                 1,916,186          1,873,129          1,916,186          1,873,129
Per share
     Basic .............................................       $      0.06        $      0.05        $      0.08        $      0.13
                                                               ===========        ===========        ===========        ===========
     Diluted ...........................................       $      0.06        $      0.05        $      0.08        $      0.13
                                                               ===========        ===========        ===========        ===========

                See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Common stock                                        Accumulated
                                                 -----------------------                                    other compre-
                                                    Number                     Additional                     hensive
                                                      of                        paid in      Retained          income
                                                    shares     Amount           capital      earnings          (loss)         Total
                                                    ------     ------           -------      --------          ------         -----

BALANCE, JANUARY 1, 2000 ...................     1,873,129     $    4,683     $    3,771    $     (534)    $     (168)    $   7,752

Net income for period ......................                                                       243                          243

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale .........                                                                     (128)         (128)
                                                                                                           ----------     ---------
   Comprehensive income ....................                                                                                    115
                                                 ---------     ----------     ----------    ----------     ----------     ---------


BALANCE, JUNE 30, 2000 .....................     1,873,129     $    4,683     $    3,771    $     (291)    $     (296)    $   7,867
                                                ==========     ==========     ==========    ==========     ==========     =========

BALANCE, JANUARY 1, 2001 ...................     1,873,129     $    8,454      $       -    $     (236)    $      (36)    $   8,182

Net income for period ......................                                                       150                          150

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale .........                                                                       64            64
                                                                                                           ----------     ---------
   Comprehensive income ....................                                                                                    214
Exercise of stock options ..................         2,200             10                                                        10


BALANCE, JUNE 30, 2001 .....................     1,875,329     $    8,464      $       -    $      (86)    $       28     $   8,406
                                                ==========     ==========     ==========    ==========     ==========     =========


















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                           Six months ended June 30,
                                                                                                           -------------------------
                                                                                                             2001             2000
                                                                                                             ----             ----
OPERATING ACTIVITIES
   Net income ..................................................................................         $    150          $    243
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax payable ...............................................................               88               142
     Provision for loan losses .................................................................              213               275
     Depreciation ..............................................................................               71                67
     Investment accretion ......................................................................              (83)                -
     Loss on sale of repossessed asset .........................................................               25                 -
     (Increase) decrease in accrued interest receivable ........................................              279              (132)
     (Increase) decrease in other assets .......................................................              (44)               21
     Increase (decrease) in accrued interest payable ...........................................             (583)              184
     Increase (decrease) in other liabilities ..................................................              (85)               58
                                                                                                         --------          --------
         Net cash provided by operating activities .............................................               31               858
                                                                                                         --------          --------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold ...................................................           (1,244)            4,520
   Proceeds from maturities of investment securities
     available for sale ........................................................................            8,381                 -
   Purchase of investment securities available for sale ........................................           (8,163)           (1,308)
   Purchase of other investments ...............................................................              (30)                -
   Net increase in loan balances ...............................................................          (10,259)           (6,799)
   Investment in other real estate owned .......................................................                2                 -
   Purchase of equipment .......................................................................             (387)              (35)
                                                                                                         --------          --------
         Net cash used for investing activities ................................................          (11,700)           (3,622)
                                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from sale of subordinated debt .....................................................            3,500                 -
   Proceeds from exercise of stock options .....................................................               10                 -
   Net increase in deposits ....................................................................            8,240             3,681
                                                                                                         --------          --------

         Net cash provided by financing activities .............................................           11,750             3,681
                                                                                                         --------          --------
         Increase in cash and cash equivalents .................................................               81               917

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................            2,256             1,111
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................         $  2,337          $  2,028
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale ................         $     99          $    (69)
                                                                                                         ========          ========

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

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (`SFAS") No. 141- Business Combinations. This SFAS addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001.
                                                                     (Continued)

         In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

   Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2000 Annual Report of GrandSouth Bancorporation and Subsidiary. Results of operations for the three months and six months ending June 30, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

RESULTS OF  OPERATIONS -  Comparison  of the three months ended June 30, 2001 to the three months ended June 30, 2000

     The Company's net income for the second quarter of 2001 was $119,180, or $0.06 per diluted share, compared to $ 96,642, or $0.05 per diluted share, for the second quarter of 2000.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $916,484 and $872,180 for the three months ended June 30, 2001 and 2000, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning assets for the second quarter of 2001 increased by $12,616,171 or 15.51% over the same period in 2000, while interest-bearing liabilities increased by $11,740,578 or 16.52% comparing the second quarter of 2001 with the second quarter of 2000.








                                                                     (Continued)

                                                                         Average Balances, Income and Expenses, and Rates
                                                                              For the three months ended June 30,
                                                                              -----------------------------------
                                                                          2001                                      2000
                                                                          ----                                      ----
                                                   Average        Income/     Annualized     Average         Income/     Annualized
                                                    balance       expense     yield/rate     balance        expense      yield/rate
                                                    -------       -------     ----------     -------        -------      ----------
                                                                             (Dollars in thousands)

Federal funds sold ........................        $ 7,624         $    97         5.09%     $ 5,608         $    86         6.14%
Investment securities .....................          9,848             196         7.96%       9,242             142         6.15%
Loans .....................................         76,502           1,867         9.76%      66,508           1,646         9.90%
                                                   -------         -------         ----      -------         -------         ----
     Total earning assets .................        $93,974           2,160         9.19%     $81,358           1,874         9.22%
                                                   =======         =======                   =======         =======
     Total interest bearing
       liabilities ........................        $82,790           1,244         6.01%     $71,049           1,002         5.64%
                                                   =======         -------         ----      =======         -------         ----
Net interest spread .......................                                        3.18%                                     3.58%
Net interest income/margin ................                        $   916         3.90%                     $   872         4.29%
                                                                   =======         ====                      =======         ====

     As reflected above, for the second quarter of 2001 the average yield on earning assets amounted to 9.19%, while the average cost of interest-bearing liabilities was 6.01%. For the same period of 2000, the average yield on earning assets was 9.22% and the average cost of interest-bearing liabilities was 5.64%. The increase in the yield on earning assets is attributable to an increase in return on investments due to the one time realization of bond accretions from the call of securities in the bond portfolio. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2001 was 3.90% and for 2000 was 4.29%. This decrease was primarily the result of higher deposit costs from the high interest rate environment in the latter part of 2000 and the early portion of 2001.

     The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.


                   Analysis of Changes in Net Interest Income

                                                                                                   For the three months ended
                                                                                                   June 30, 2001 versus 2000
                                                                                                   -------------------------
                                                                                           Volume             Rate        Net change
                                                                                           ------             ----        ----------

Federal funds sold .............................................................             $ 31             $(20)         $ 11
Investment securities ..........................................................                9               45            54
Loans ..........................................................................              247              (26)          221
                                                                                             ----             ----          ----
       Total earning assets ....................................................              287               (1)          286
       Total interest on interest-bearing liabilities ..........................              165               77           242
                                                                                             ----             ----          ----
Net interest income ............................................................             $122             $(78)         $ 44
                                                                                             ====             ====          ====


                                                                     (Continued)

NONINTEREST INCOME

     Noninterest income was $ 80,358 and $ 25,731 for the three months ended June 30, 2001 and 2000, respectively.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended June 30, 2001 and 2000 were $ 707,666 and $ 545,983, respectively. This increase of $ 161,683 was due to an increase of $ 77,545 in salaries and benefits, an increase of $ 17,278 in occupancy expense, and an increase of $ 66,860 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville. The increase in other expenses was primarily due to an increase of $ 18,085 in data processing expenses resulting from increased transaction volume related to the opening of the new branch, $ 11,000 in legal fees related to the formation of GrandSouth Bancorporation and $ 25,000 in expenses related to the repossession and sale of real estate owned.

RESULTS OF  OPERATIONS - Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

       The Company's net income for the first six months of 2001 was $ 150,256, or $0.08 per diluted share, compared to $ 243,278, or $0.13 per diluted share, for the first six months of 2000.

NET INTEREST INCOME

       Net interest income, the principal source of the Bank's earnings, was $ 1,729,928 and $ 1,687,312 for the six months ended June 30, 2001 and 2000, respectively.

       Interest-earning assets for the first six months of 2001 increased by $10,027,606 or 12.35% over the same period in 2000, while interest-bearing liabilities increased by $8,140,193 or 11.39% comparing the first six months of 2001 over the same period in 2000.


                                                                       Average Balances, Income and Expenses, and Rates
                                                                              For the six months ended June 30,
                                                                              ---------------------------------
                                                                    2001                                      2000
                                                                    ----                                      ----
                                                   Average         Income/     Annualized     Average         Income/     Annualized
                                                   balance         expense     yield/rate     balance         expense     yield/rate
                                                   -------         -------     ----------     -------         -------     ----------
                                                                              (Dollars in thousands)

Federal funds sold ........................        $ 7,887         $   210         5.35%     $ 7,040         $   206           5.87%
Investment securities .....................         10,061             389         7.73%       8,816             266           6.03%
Loans .....................................         73,297           3,605         9.84%      65,361           3,220           9.85%
                                                   -------         -------         ----      -------         -------           ----
     Total earning assets .................        $91,245           4,204         9.22%     $81,217           3,692           9.09%
                                                   =======         -------         ----      -------         =======           ----
     Total interest bearing
       liabilities ........................        $79,619           2,475         6.22%     $71,479           2,005           5.61%
                                                   =======         -------         ----      =======         -------           ----
Net interest spread .......................                                        3.00%                                       3.48%
Net interest income/margin ................                        $ 1,729         3.79%                     $ 1,687           4.15%
                                                                   =======         ====                      =======           ====







                                                                     (Continued)

     As reflected above, for the second quarter of 2001 the average yield on earning assets amounted to 9.22%, while the average cost of interest-bearing liabilities was 6.22%. For the same period of 2000, the average yield on earning assets was 9.09% and the average cost of interest-bearing liabilities was 5.61%. The increase in the yield on earning assets is attributable to an increase in return on investments due to the one time realization of bond accretions from the call of securities in the bond portfolio. The net interest margin for the period ended June 30, 2001 was 3.79% and for 2000 was 4.15%. This decrease was the result of higher deposit costs from the high interest rate environment in the latter part of 2000 and the early portion of 2001.

     The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities and a decrease in rates on earning assets and interest bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                                 For the six months ended
                                                                                                 June 30, 2001 versus 2000
                                                                                                 -------------------------
                                                                                           Volume            Rate         Net change
                                                                                           ------            ----         ----------

Federal funds sold .............................................................            $  24            $ (20)          $   4
Investment securities ..........................................................               37               86             123
Loans ..........................................................................              390               (5)            385
                                                                                            -----            -----           -----
       Total earning assets ....................................................              451               61             512
       Total interest on interest-bearing liabilities ..........................              228              242             470
                                                                                            -----            -----           -----
Net interest income ............................................................            $ 223            $(181)          $  42
                                                                                            =====            =====           =====



NONINTEREST INCOME

       Noninterest income was $112,317 and $ 60,149 for the six months ended June 30, 2001 and 2000, respectively.

NO NINTEREST EXPENSES

       Noninterest expenses for the six months ended June 30, 2001 and 2000 were $ 1,391,243 and $ 1,087,411, respectively. This increase of $ 303,832 was due to an increase of $ 143,284 in salaries and benefits, an increase of $ 30,167 in occupancy expense, and an increase of $ 130,381 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville. The increase in other expenses is the result of an increase of $ 23,483 in data processing expenses resulting from increased transaction volume related to the opening of the new branch, $ 11,000 in legal fees related to the formation of GrandSouth Bancorporation, $ 25,000 in expenses related to the repossession and sale of real estate owned, and a $ 25,249 loss from the sale of a repossessed asset.

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers

                                                                     (Continued)
interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

         The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank's interest sensitivity gap ("Gap"). This analysis does not take into account the dynamics of the marketplace. Gap is a static measurement that assumes if the prime rate increases all assets and liabilities that are due to reprice will increase by the same magnitude at the next opportunity. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period.

       The allowance for loan losses was 1.17% of loans, net of unearned income, as of June 30, 2001 compared to 1.36% as of December 31, 2000. The provision for loan losses was $212,500 and $275,000 for the six months ended June 30, 2001 and 2000, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. The Company is also a member of the Federal Home Loan Bank system and has the ability to borrow funds on a secured basis. At June 30, 2001 the Company had $ 825,000 in unused federal funds lines of credit with a correspondent bank. The Company also has an agreement pursuant to which it can borrow up to 10% of total company assets, but this credit may be limited at the lender's discretion to the amount of pledge eligible investment securities needed to secure the credit. Individual and commercial deposits are the Bank's primary source of funds for credit activities. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

         The Company has entered into contracts for the construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs are estimated to be $2.1 million.
Additional design costs are estimated to be $140,000.

LOANS

         Commercial, financial and agricultural loans made up 35% of the total loan portfolio as of June 30, 2001, totaling $28,627,926. Loans secured by real estate for construction and land development totaled $5,670,573 or 7% of the total loan portfolio while all other loans secured by real estate totaled $39,974,014 or 50% of the total loan portfolio as of June 30, 2001. Installment loans and other consumer loans to individuals comprised 8% of the total loan portfolio totaling $6,434,480.

CAPITAL RESOURCES

         The capital base for the Company increased by $224,649 for the first six months of 2001. This net change includes an increase to equity for net income of $ 150,256, unrealized gains on investment securities of $64,385, and proceeds of $10,010 from stock issued through the company stock option plan. The Company's equity to asset ratio was 8.43% on June 30, 2001, as compared to 9.26% on December 31, 2000. On January 2, 2001 the company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder at a rate of one share of common stock for each $6.50 of principal.

         The Company is subject to minimum capital requirements established by the Board of Governors for the Federal Reserve System. For bank holding companies the size of the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank. The Debentures are in included in Total capital in the table below. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 2001, the Bank exceeds the capital requirement levels that are to be maintained.



                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                   Adequately
                                                                                          Capitalize                Capitalized
                                                                Actual                    Requirement               Requirement
                                                                ------                    -----------               -----------
                                                          Amount        Ratio        Amount         Ratio        Amount       Ratio
                                                          ------        -----        ------         -----        ------       -----
Total capital (to risk weighted
   assets) ......................................        $12,879         15.9%      $ 8,091         10.0%      $ 6,473         8.0%
Tier 1 capital (to risk weighted
   assets) ......................................          8,378         10.3%      $ 4,854          6.0%      $ 3,236         4.0%
Tier 1 capital (to average assets) ..............          8,378          8.7%      $ 4,045          5.0%      $ 3,236         4.0%

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 3.65% and 4.43% as of June 30, 2001 and December 31, 2000, respectively. Nonperforming assets decreased to $2,949,293 as of June 30, 2001 from $3,169,237 at December 31, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

         Accounting pronouncements recently issued or proposed by the Finance Accounting Standards Board are not expected to have a material effect on the financial position of the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

The following matters were submitted to security holders for a vote during the three months ended June 30,2001.

(a)      The company held its annual meeting of shareholders on May 16, 2001.

(b)-(c) The following persons were elected as directors of the Company to serve for a term of one year each.

                                                            Shares Voted
                                                            ------------
         Name                                          FOR             WITHHOLD
         ----                                          ---             --------
Roger L. Broyles .........................          1,372,547           1,980
Ronald K. Earnest ........................          1,372,547           1,980
Harold E. Garrett ........................          1,372,327           2,200
Mason Y. Garrett .........................          1,372,547           1,980
Michael L. Gault .........................          1,371,777           2,750
Baety O. Gross, Jr .......................          1,372,547           1,980
S. Hunter Howard, Jr .....................          1,372,547           1,980



Item 6. Exhibits and Report on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-k

         None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
       Name of Registrant



By:   s/Ronald K. Earnest                                  Date: 8-13-01
     -------------------------------------------               ---------------
     Chief Executive Officer


By:    s/J. B. Garrett                                    Date:  8-13-01
     -------------------------------------------               ---------------
     Principal Financial Officer