Form 10QSB
period 2001-09-30
GRANDSOUTH BANCORPORATION
filed 2001-11-14
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD  FROM  ______________  TO
     ______________.

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


Common Stock - No Par Value
1,875,329 Shares Outstanding on October 31, 2001

PART I
FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                     (Unaudited)         (Audited)
                                                                                                      September 30,     December 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
ASSETS
   Cash and due from banks ..............................................................             $  4,498             $  2,256
   Federal funds sold ...................................................................                6,530                2,520
   Investment securities available for sale .............................................               11,014               10,764
   Other investments, at cost ...........................................................                  149                  119
   Loans, net ...........................................................................               82,833               69,717
   Property and equipment, net ..........................................................                1,695                1,222
   Assets acquired in settlement of loans ...............................................                  750                  888
   Other assets .........................................................................                1,633                  905
                                                                                                      --------             --------
       Total assets .....................................................................             $109,102             $ 88,391
                                                                                                      ========             ========

 LIABILITIES
   Deposits
     Noninterest bearing ................................................................             $  4,643             $  3,789
     Interest bearing ...................................................................               88,435               74,420
                                                                                                      --------             --------
       Total deposits ...................................................................               93,078               78,209
   Federal Home Loan Bank Advance .......................................................                2,000                    -
   Convertible Subordinated Debentures ..................................................                3,500                    -
   Other liabilities ....................................................................                1,934                2,000
                                                                                                      --------             --------
       Total liabilities ................................................................              100,512               80,209
                                                                                                      --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,875,329 shares issued
     at September 30, 2001 and 1,873,129 at December 31, 2000 ...........................                8,464                8,454
   Retained earnings (deficit) ..........................................................                   11                 (236)
   Accumulated other comprehensive gain (loss) ..........................................                  115                  (36)
                                                                                                      --------             --------
       Total stockholders' equity .......................................................                8,590                8,182
                                                                                                      --------             --------
       Total liabilities and stockholders' equity .......................................             $109,102             $ 88,391
                                                                                                      ========             ========




                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                        (Unaudited)                            (Unaudited)
                                                                      Three Months Ended                     Nine Months Ended
                                                                         September 30                          September 30
                                                                         ------------                          ------------
                                                                    2001              2000                2001                2000
                                                                    ----              ----                ----                ----
Interest  income
      Loans, including fees .............................       $     1,866        $     1,698        $     5,471       $     4,919
      Investment securities .............................               142                147                546               412
      Federal funds sold ................................                66                136                271               343
                                                                -----------        -----------        -----------       -----------

         Total interest income ..........................             2,074              1,981              6,288             5,674

Interest expense
      Deposits and borrowings ...........................             1,228              1,138              3,703             3,143
                                                                -----------        -----------        -----------       -----------

      Net interest income ...............................               846                843              2,585             2,531
Provision for loan losses ...............................               310                255                522               530
                                                                -----------        -----------        -----------       -----------
      Net interest income after provision ...............               536                588              2,063             2,001
                                                                -----------        -----------        -----------       -----------

Noninterest income
      Service charges on deposit accounts ...............                60                 20                139                67
      Other income ......................................                12                  3                 36                16
                                                                -----------        -----------        -----------       -----------
         Total noninterest income .......................                72                 23                175                83
                                                                -----------        -----------        -----------       -----------

Noninterest expense
      Salaries and employee benefits ....................               418                309              1,203               951
      Occupancy and equipment ...........................                78                 49                213               153
      Other expense .....................................               184                213                655               555
                                                                -----------        -----------        -----------       -----------
         Total noninterest expense ......................               680                571              2,071             1,659
                                                                -----------        -----------        -----------       -----------

Income (Loss)  before income taxes ......................               (72)                40                167               425
                                                                -----------        -----------        -----------       -----------

Income tax benefit (expense) ............................               169                (15)                80              (156)
                                                                -----------        -----------        -----------       -----------
Net Income ..............................................       $        97        $        25        $       247       $       269
                                                                ===========        ===========        ===========       ===========

Weighted average common shares outstanding:
      Basic .............................................         1,875,329          1,873,129          1,875,329         1,873,129
      Diluted ...........................................         1,916,186          1,873,129          1,916,186         1,873,129
Per share
      Basic .............................................       $      0.05        $      0.01        $      0.13       $      0.14
                                                                ===========        ===========        ===========       ===========
      Diluted ...........................................       $      0.05        $      0.01        $      0.13       $      0.14
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                          Common stock                                    Accumulated
                                                          ------------                                   other compre-
                                                        Number                   Additional                 hensive
                                                         of                   paid in       Retained         income
                                                       shares      Amount     capital       earnings         (loss)         Total
                                                       ------      ------     -------       --------         ------         -----

BALANCE, JANUARY 1, 2000 ......................      1,873,129  $    4,683   $    3,771  $       (534)    $       (168)  $     7,752

Net income for period .........................                                                   269                            269

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ............                                                                     20            20
                                                                                                          ------------   -----------
   Comprehensive income .......................                                                                                  289


BALANCE, SEPTEMBER 30, 2000 ...................      1,873,129  $    4,683   $    3,771  $       (265)    $       (148)  $     8,041
                                                   ===========  ==========   ==========  =============    =============  ===========

BALANCE, JANUARY 1, 2001 ......................      1,873,129  $    8,454   $       -   $       (236)    $        (36)  $     8,182

Net income for period .........................                                                   247                            247

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ............                                                                    151           151
                                                                                                          ------------   -----------
   Comprehensive income                                                                                                          398
Exercise of stock options .....................          2,200          10                                                        10


BALANCE, SEPTEMBER 30, 2001 ...................      1,875,329  $    8,464   $       -   $         11     $        115   $     8,590
                                                   ===========  ==========   ==========  ============     ============   ===========

















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                            2001              2000
                                                                                                            ----              ----
OPERATING ACTIVITIES
   Net income ......................................................................................       $    247        $    269
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax payable ...................................................................             29             156
     Deferred tax benefit ..........................................................................           (193)              -
     Provision for loan losses .....................................................................            523             530
     Depreciation ..................................................................................            107             101
     Investment accretion ..........................................................................            (79)              -
     Loss on sale of repossessed asset .............................................................             25               -
     (Increase) decrease in accrued interest receivable ............................................            189            (343)
     Decrease in other assets ......................................................................           (788)           (544)
     Increase in accrued interest payable ..........................................................            925             377
     Increase (decrease) in other liabilities ......................................................         (1,020)             93
                                                                                                           --------        --------
         Net cash provided by operating activities .................................................            (35)            639
                                                                                                           --------        --------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold .......................................................         (4,010)          3,250
   Proceeds from maturities of investment securities
     available for sale ............................................................................         10,268               -
   Purchase of investment securities available for sale ............................................        (10,214)         (3,272)
   Purchase of other investments ...................................................................            (30)              -
   Net increase in loan balances ...................................................................        (13,639)         (3,759)
   Proceeds from the sale of foreclosed equipment ..................................................             58               -
   Proceeds from the sale of other real estate owned ...............................................            137               -
   Fair market value adjustments to other real estate owned ........................................             22               -
   Investment in other real estate owned ...........................................................           (104)              -
   Purchase of property and equipment ..............................................................           (590)            (50)
                                                                                                           --------        --------
         Net cash used for investing activities ....................................................        (18,102)         (3,831)
                                                                                                           --------        --------

FINANCING ACTIVITIES
   Proceeds from sale of subordinated debt .........................................................          3,500               -
   Proceeds from Federal Home Loan Bank advances ...................................................          2,000               -
   Proceeds from exercise of stock options .........................................................             10               -
   Net increase in deposits ........................................................................         14,869           3,819
                                                                                                           --------        --------

         Net cash provided by financing activities .................................................         20,379           3,819
                                                                                                           --------        --------
         Increase in cash and cash equivalents .....................................................          2,242             627

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................................          2,256           1,111
                                                                                                           --------        --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ..........................................................       $  4,498        $  1,738
                                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase in net unrealized gains on securities available for sale ...............................       $    151        $     20
                                                                                                           ========        ========

                 See notes to consolidated financial statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION

         GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2000 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. For ease of presentation, the formation of the holding company has been treated as if it occurred at the earliest date presented in these consolidated financial statements. This presentation has no effect on net income or shareholders' equity.

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




                                                                   (Continued)

   Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2000 Annual Report on Form 10-KSB of GrandSouth Bancorporation and Subsidiary. Results of operations for the three months and nine months ending September 30, 2001 are not necessarily indicative of the results to be attained for any other period.

Forward Looking Statements

     Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and hereby identified as "forward looking statements" for purposes of the safe harbor by Section 21E of Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - Comparison of the three months ended  September 30, 2001 to the three months ended September 30, 2000

     The Company's net income for the third quarter of 2001 was $97,266, or $0.05 per diluted share, compared to $ 25,315, or $0.01 per diluted share, for the third quarter of 2000.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $ 846,338 and $ 843,258 for the three months ended September 30, 2001 and 2000, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning assets for the third quarter of 2001 increased by $ 13,388,293 or 15.82% over the same period in 2000, while interest-bearing liabilities increased by $13,960,707 or 18.52% comparing the third quarter of 2001 with the third quarter of 2000.









                                                                     (Continued)

                                                                   Average Balances, Income and Expenses, and Rates
                                                                       For the three months ended September 30,
                                                                       ----------------------------------------
                                                           2001                                           2000
                                                           ----                                           ----
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                          -------           -------     ----------        -------          -------      ----------
                                                                       (Dollars in thousands)

Federal funds sold .................  $       7,895     $          66        3.34%    $       8,340     $         136         6.53%
Investment securities ..............          9,781               142        5.81%            9,670               147         6.08%
Loans ..............................         80,339             1,866        9.29%           66,617             1,698        10.20%
                                      -------------     -------------    ---------    -------------     -------------    ----------
     Total earning assets ..........  $      98,015             2,074        8.46%    $      84,627             1,981         9.36%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities .................  $      89,331             1,228        5.50%    $      75,370             1,138         6.04%
                                      =============     -------------    ---------    =============     -------------    ---------
Net interest spread ................                                         2.96%                                            3.32%
Net interest income/margin .........                    $         846        3.45%                      $         843         3.99%
                                                        =============    =========                      =============    =========

     As reflected above, for the third quarter of 2001 the average yield on earning assets was 8.46%, while the average cost of interest-bearing liabilities was 5.50%. For the same period of 2000, the average yield on earning assets was 9.36% and the average cost of interest-bearing liabilities was 6.04%. The decrease in the yield on earning assets is attributable to the decrease in interest rates throughout 2001. This decrease in interest rates was driven by a 350 basis point decline in the Fed Funds Interest Rate by the Federal Reserve. The interest bearing liabilities of the Company have not repriced as quickly as the interest bearing assets of the Company causing a short term narrowing of the net interest margin. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the quarter ended September 30, 2001 was 3.45% and for the quarter ended September 30, 2000 was 3.99%.

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


                   Analysis of Changes in Net Interest Income

                                                                                   For the three months ended
                                                                                  September 30, 2001 versus 2000
                                                                                  ------------------------------
                                                                            Volume            Rate          Net change
                                                                            ------            ----          ----------

Federal funds sold ..................................................    $          (7)   $       (63)    $           (70)
Investment securities ...............................................                2             (7)                 (5)
Loans ...............................................................              350           (183)                167
                                                                         -------------    ------------    ---------------
       Total earning assets .........................................              345           (253)                 92
       Total interest on interest-bearing liabilities ...............             (211)           121                 (90)
                                                                         --------------   -----------     ----------------
Net interest income .................................................    $         134    $      (132)    $             2
                                                                         =============    ============    ===============


                                                                     (Continued)

NONINTEREST INCOME

     Noninterest income was $ 71,623 and $ 23,320 for the three months ended September 30, 2001 and 2000, respectively. This increase primarily resulted from a growth in service fees of $71,629 due to a growth in the number of deposit accounts and an increase in overdraft fees.

NONINTEREST EXPENSE

     Noninterest expenses for the three months ended September 30, 2001 and 2000 were $ 679,793 and $ 571,417, respectively. This increase of $ 108,376 was due to an increase of $ 108,963 in salaries and benefits, an increase of $ 28,800 in occupancy expense, and a decrease of $ 29,387 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville.

RESULTS OF OPERATIONS - Comparison  of the nine months ended  September 30, 2001 to the nine months ended September 30, 2000

       The Company's net income for the first nine months of 2001 was $ 247,522, or $0.13 per diluted share, compared to $ 268,593, or $0.14 per diluted share, for the first nine months of 2000. The Company was able to generate cumulative positive retained earning for the first time during the first nine months of 2001.

NET INTEREST INCOME

       Net interest income, the principal source of the Bank's earnings, was $ 2,585,058 and $ 2,530,570 for the nine months ended September 30, 2001 and 2000, respectively.

       Interest-earning assets for the first nine months of 2001 increased by $ 11,750,025 or 14.30% over the same period in 2000, while interest-bearing liabilities increased by $ 12,426,144 or 17.07% comparing the first nine months of 2001 with the same period in 2000.


                                                              Average Balances, Income and Expenses, and Rates
                                                                    For the nine months ended Setpember 30,
                                                                    ---------------------------------------
                                                             2001                                           2000
                                                             ----                                           ----
                                          Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                          -------           -------     ----------        -------          -------      ----------
                                                                       (Dollars in thousands)

Federal funds sold .................  $       8,309     $         277        4.44%    $       7,473     $         343         6.12%
Investment securities ..............          9,967               530        7.09%            9,103               413         6.05%
Loans ..............................         75,624             5,471        9.65%           65,573             4,916        10.00%
                                      -------------     -------------    ---------    -------------     -------------   ----------
     Total earning assets ..........  $      93,900             6,278        8.91%    $      82,149             5,672         9.21%
                                      =============     -------------                 =============     -------------
     Total interest bearing
       liabilities .................  $      85,211             3,703        5.79%    $      72,785             3,143         5.76%
                                      =============     -------------    ---------    =============     -------------    ---------
Net interest spread ................                                         3.12%                                            3.45%
Net interest income/margin .........                    $       2,575        3.66%                      $       2,529         4.10%
                                                        =============    =========                      =============    =========







                                                                     (Continued)

     As reflected above, for the first nine months of 2001 the average yield on earning assets amounted to 8.91%, while the average cost of interest-bearing liabilities was 5.79%. For the same period of 2000, the average yield on earning assets was 9.21% and the average cost of interest-bearing liabilities was 5.76%. The decrease in the yield on earning assets is attributable to the decrease in interest rates throughout 2001. This decrease in interest rates was driven by a 350 basis point decline in the Fed Funds Interest Rate by the Federal Reserve. The increase in the yield on investment securities is attributable to the one time realization of bond accretions from the call of securities in the bond portfolio. The interest bearing liabilities of the Company have not repriced as quickly as the interest bearing assets of the Company, causing a short term narrowing of the net interest margin. The company has a large balance of certificates of deposits that mature during the fourth quarter of 2001. Once these deposits mature the yield on interest bearing liabilities should decrease significantly. The net interest margin for the period ended September 30, 2001 was 3.66% and for the period ended September 30, 2000 was 4.10%.

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


                   Analysis of Changes in Net Interest Income

                                                                                 For the nine months ended
                                                                                September 30, 2001 versus 2000
                                                                                ------------------------------
                                                                            Volume            Rate          Net change
                                                                            ------            ----          ----------

Federal funds sold .................................................     $          38    $      (104)    $           (66)
Investment securities ..............................................                39             78                 117
Loans ..............................................................               754           (199)                555
                                                                         -------------    ------------    ---------------
       Total earning assets ........................................               831           (225)                606
       Total interest on interest-bearing liabilities ..............              (537)           (23)               (560)
                                                                         --------------   ------------    ----------------
Net interest income ................................................     $         294    $      (248)    $            46
                                                                         =============    ============    ===============


NONINTEREST INCOME

        Noninterest income was $175,149 and $ 83,469 for the nine months ended September 30, 2001 and 2000, respectively. This increase primarily resulted from a growth in service fees of $71,629 due to a growth in the number of deposit accounts and an increase in overdraft fees.

NO NINTEREST EXPENSE

        Noninterest expenses for the nine months ended September 30, 2001 and 2000 were $ 2,071,036 and $ 1,658,829, respectively. This increase of $ 412,207 was due to an increase of $ 252,246 in salaries and benefits, an increase of $ 58, 968 in occupancy expense, and an increase of $ 100,993 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville. The increase in other expenses is the result of an increase of $ 51,796 in data processing expenses resulting from increased transaction volume related to the opening of the new branch, $ 11,000 in legal fees related to the sale of Debentures, $ 25,000 in expenses related to the repossession and sale of real estate owned, and a $ 25,249 loss from the sale of a repossessed asset.


                                                                     (Continued)

MARKET RISKS

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

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


LOAN PORTFOLIO AND ALLOWANCE FOR LOAN LOSSES

         Net outstanding loans represented the largest component of earning assets as of September 30, 2001 at $82.3 million or 88.3% of total earning assets, compared to 86.6% at December 31, 2000. Net loans have increased 18.8% since December 31, 2000. Balances within the major loan categories were as follows:

                                                                                           September 30, 2001      December 31, 2000
                                                                                           ------------------      -----------------

Commercial ...........................................................................          $ 31,008,080           $ 27,781,092
Real Estate - Construction ...........................................................             7,150,677              5,853,417
Real Estate - Mortgage ...............................................................            39,712,880             31,129,745
Consumer .............................................................................             6,184,065              5,911,115
                                                                                                ------------           ------------
                                                                                                $ 84,055,702           $ 70,675,369

Allowance for loan loss, December 31, 2000 ...........................................          $    957,899
Provision ............................................................................               522,500
(Charge-offs) recoveries .............................................................              (258,138)
                                                                                                ------------
Allowance for loan loss, September 30, 2001 ..........................................          $  1,222,261

Allowance for loan losses to loans outstanding, December 31, 2000 ....................                                         1.36%
Allowance for loan losses to loans outstanding, September 30, 2001 ...................                  1.45%

         The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio.

         This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgement as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required.

         The loan loss reserve was $1,222,261 at September 30, 2001, or 1.45% of gross loans compared to $ 957,899 at December 31, 2000, or 1.36% of gross loans.

         Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these laons are recognized when received. Nonperforming assets as a percentage of loans and foreclosed property totaled 3.26% and 4.43% as of September 30, 2001 and December 31, 2000, respectively. Nonperforming assets decreased to $ 2,736,128 as of September 30, 2001 from $3,169,237 at December 31, 2000.

OTHER BORROWINGS

         On January 2, 2001 the company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder at a rate of one share of common stock for each $6.50 of principal. On September 27, 2001 the company also borrowed $2,000,000 from the Federal Home Loan Bank maturing on September 27, 2011 at a rate of 4.38%.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Bank's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. The Company is also a member of the Federal Home Loan Bank system and has the ability to borrow funds on a secured basis. At September 30, 2001 the Company had $ 825,000 in unused federal funds lines of credit with a correspondent bank. The Company also has an agreement pursuant to which it can borrow up to 10% of total company assets, but this credit may be limited at the lender's discretion to the amount of pledge eligible investment securities needed to secure the credit. The company borrowed $2,000,000 from the Federal Home Loan Bank during September of 2001. Individual and commercial deposits are the Bank's primary source of funds for credit activities. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


CAPITAL RESOURCES

        The capital base for the Company increased by $ 408,581 for the first nine months of 2001. This net change includes an increase to equity for net income of $ 247,522, unrealized gains on investment securities of $ 151,050, and proceeds of $10,010 from stock issued through the company stock option plan. The Company's equity to asset ratio was 7.87% on September 30, 2001, as compared to 9.26% on December 31, 2000. On January 2, 2001 the

                                                                     (Continued)
company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder at a rate of one share of common stock for each $6.50 of principal.

        The Company has begun the construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs are estimated to be $2.1 million. Additional design costs are estimated to be $140,000. The facility is expected to be completed in or about the second quarter of 2002.

        The Company is subject to minimum capital requirements established by the Board of Governors for the Federal Reserve System. For bank holding companies the size of the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank. The Debentures are in included in Total capital in the table below. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of September 30, 2001, the Bank exceeds the capital requirement levels that are to be maintained.



                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                               Well                    Adequately
                                                                                            Capitalized               Capitalized
                                                                      Actual                Requirement               Requirement
                                                                      ------                -----------               -----------
                                                               Amount        Ratio      Amount        Ratio        Amount      Ratio
                                                               ------        -----      ------        -----        ------      -----
Total capital (to risk weighted  assets) ..............       $13,312        15.3%     $ 8,677        10.0%     $ 6,942         8.0%
Tier 1 capital (to risk weighted  assets) .............         8,475         9.8%     $ 5,206         6.0%     $ 3,471         4.0%
Tier 1 capital (to average assets) ....................         8,475         8.2%     $ 5,163         5.0%     $ 4,130         4.0%



RECENTLY ISSUED ACCOUNTING STANDARDS

        Accounting pronouncements recently issued or proposed by the Finance Accounting Standards Board are not expected to have a material effect on the financial position of the Company.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         None


Item 6. Exhibits and Report on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                    Name of Registrant



By:   s/Ronald K. Earnest                                 Date: 11/13/01
     -------------------------------------------               ---------------
     Chief Executive Officer


By:   s/J. B. Garrett                                     Date: 11/13/01
     -------------------------------------------               ---------------
     Principal Financial Officer