Form 10KSB
period 2001-12-31
GRANDSOUTH BANCORPORATION
filed 2002-04-01
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001                File Number 000-31937

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $8,632,332.

         The aggregate market value of the Common Stock held by non-affiliates on February 28, 2002, was approximately $11,050,621. As of February 28, 2002, there were 1,875,329 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, GrandSouth Bancorporation (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Fountain Inn and Simpsonville, South Carolina. The main office is located at 325 South Main Street, in Fountain Inn, South Carolina, and a branch office is located at 327 Fairview Road, Simpsonville, South Carolina. The Bank opened a new branch in a temporary facility during 2001 and is constructing a new main office at this location. The new main office is located in Greenville, South Carolina and is expected to open in the second quarter of 2002.

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

         Other services offered by the Bank include residential mortgage loan origination services, safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, and traveler's checks.

         At  February  28,  2002,  the  Bank  employed  30  persons   full-time.
Management of the Bank believes that its employee relations are excellent.

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

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2001. At that time, 22 banks, savings and loans, and savings banks with 142 branch locations competed in Greenville County for aggregate deposits of approximately $5.4 billion.

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

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2001.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured and SAIF-insured deposits an additional 1.82 basis points per $100 of deposits to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Graham-Leach-Bliley Act

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

           Since its opening, the Bank has operated in a building formerly operated as a branch office by NationsBank in Simpsonville, South Carolina. That office is leased from Blake P. Garrett, Jr., as Trustee, for $3,000 per month for 3 years with three five year renewal options. Mason Y. Garrett is a 10.3% partner in the partnership. The Bank also leases a store front office in the adjoining shopping center.

           The Bank also owns a lot in Greenville, South Carolina and is constructing its main office on the site. Total construction costs are estimated to be $2.1 million and the new office is scheduled to be completed in June 2002. A temporary facility is used as a branch at that site during construction.

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

           No matters were submitted to a vote of security holders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2001, management is aware of a few transactions in which the Company's common stock has been transferred for prices ranging from $ 6.50 to $7.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock.

         As of February 28, 2002, there were approximately 634 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to support its continued capital growth, does not expect to pay cash dividends in the near future. The Company's principal source of funds with which it could pay dividends is the Bank. The dividend policy of the Company as well as the Bank is subject to the discretion of their respective Boards of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. South Carolina banking regulations restrict the amount of cash dividends that can be paid to the Company by the Bank, and all of the Bank's cash dividends to the Company are subject to the prior approval of the South Carolina Commissioner of Banking.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

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

Critical Accounting Policies

 The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Provision for Loan Losses" and "Allowance for Loan Losses" sections below for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Financial Condition

         At December 31, 2001 the Company had total assets of $117.6 million composed primarily of loans of $91.5 million, securities, investments and Federal Funds sold of $19.5 million and cash and due from banks of $2.2 million. Liabilities were $109.1 million at December 31, 2001, composed primarily of deposits of $95.0 million and Federal Home Loan Bank advances of $8.5 million. Shareholders' equity was $8.6 million at December 31, 2001.

         The Company's loan portfolio at December 31, 2001 consisted primarily of $36.8 million of commercial loans, $41.9 million of real estate mortgages, $6.8 million of real estate construction loans and $7.1 million of consumer loans. The allowance for loan losses totaled $1.2 million at December 31, 2001. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2001.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2001 of $295,814, or $0.16 basic and $0.15 diluted earnings per share, compared to $297,270 or $0.16 basic earnings per share and $0.15 diluted earnings per share for the year ended December 31, 2000. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities, excluding the provision for loan losses) of $3,590,637 for 2001 as compared to $3,378,388 for 2000. The Bank also had other operating income (principally service charges, fees and commissions) of $277,061 in 2001 and $115,287 in 2000. The Bank provided $722,500 and $865,000 to its reserve for loan losses in 2001 and 2000 respectively, and had other operating expenses (principally salaries and benefits, occupancy and equipment expenses and data processing expenses) of $2,978,440 in 2001 and $2,155,152 in 2000.

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

         During the year ended December 31, 2001,  net interest  income was $3.6 million. For the year ended December 31, 2000, net interest income was $3.4 million. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $97.2 million in 2001 from $82.4 million in 2000. The average yield on interest earning assets decreased to 8.65% from 9.33% in 2001 compared to 2000, while the average cost of interest bearing liabilities decreased to 5.47% from 5.90%. The net yield on average interest earning assets decreased to 3.70% in 2001 from 4.10% in 2000.

The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2001 and 2000.

                                                                             Average Balances, Yields and Rates
                                                                                   (Dollars in Thousands)
                                                              Year Ended December 31, 2001        Year Ended December 31, 2000
                                                              ----------------------------        ----------------------------
                                                                         Interest                             Interest
                                                             Average      Income/    Yields/     Average       Income/     Yields/
                                                           Balances(1)    Expense     Rates    Balances(1)     Expense      Rates
                                                           -----------    -------     -----    -----------     -------      -----
Assets
Federal funds sold and interest bearing deposits ......     $  7,420      $  331      4.47%      $ 6,421        $  396       6.17%
Investment securities .................................       10,263         682      6.64         9,322           595       6.38
Loans (2) .............................................       79,475       7,392      9.30        66,623         6,691      10.04
                                                            --------      ------                 -------        ------
  Total interest earning assets .......................       97,158       8,405      8.65        82,366         7,682       9.33
Cash and due from banks ...............................        3,121                               1,974
Allowance for loan losses .............................       (1,073)                             (1,264)
Premises and equipment ................................        1,561                                 959
Other assets ..........................................        1,649                               1,313
                                                            --------                             -------
  Total assets ........................................      102,416                              85,348
                                                            ========                             =======
Liabilities and shareholders' equity
  Interest bearing deposits ...........................       82,996       4,552      5.48        72,956         4,304       5.90
  FHLB advances .......................................        1,593          68      4.29             -             -          -
  Subordinated debentures .............................        3,500         194      5.53             -             -          -
                                                            --------      ------                 -------        ------
    Total interest bearing liabilities ................       88,089       4,814      5.47        72,956         4,304       5.90
Noninterest bearing demand deposits ...................        5,212                               3,732
Other liabilities .....................................        2,036                                 928
                                                            --------                             -------
    Total liabilities .................................       95,337                              77,616
Shareholders' equity ..................................        7,079                               7,731
                                                            --------                             -------
  Total liabilities and  shareholders' equity .........     $102,416                             $85,348
                                                            ========                             =======
Interest rate spread (3) ..............................                               3.19                                   3.43
Net interest income and net yield .....................                    3,591      3.70                       3,378       4.10
  on earning assets  (4)
Interest free funds supporting earning assets (5)......        9,069                               9,410

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Total interest earning assets yield less the total interest bearing liabilities rate.
(4)  Net interest income divided by total interest earning assets.
(5)  Total interest earning assets less total interest bearing liabilities.

Rate/Volume Analysis of Net Interest Income

  The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. The effect of changes in volume/rate has been determined by applying the amount of the change in average rates to the amount of the change in average volumes.

                                                          Year Ended December 31, 2001 compared to 2000
                                                                   Increase (Decrease) Due to
                                                                   --------------------------
                                                       Volume          Rate       Volume/ Rate      Change
                                                       ------          ----       ------------      ------
Interest earned on:                                                  (Dollars in Thousands)
       Federal Funds Sold ..........................       62         (110)            (17)           (65)
       Investments .................................       61           23               3             87
       Net Loans ...................................    1,291         (495)            (95)           701
                                                       ------        ------            ----          ----

Total Interest Income ..............................    1,414         (582)           (109)           723
Interest paid on:
       Deposits ....................................      592         (302)            (42)           248
       FHLB advances ...............................       68             -              -             68
       Subordinated debentures .....................      194             -              -            194
                                                       ------        ------           ----           ----
Total Interest Expense .............................      854         (302)            (42)           510

Change in Net Interest Income ......................   $  560        $(280)           $(67)          $213
                                                       ======        ======           =====          ====


         During 2002, management expects that interest rates will increase during the last half of the year, but will not radically change. Therefore, any improvements in net interest income for 2002 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in Greenville, South Carolina. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, resulting in a liability sensitive position at December 31, 2001 of $12.9 million for a cumulative gap ratio of 82.49%. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities. For a bank with a negative gap, such as the Bank, rising interest rates would be expected to have a negative effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                              December 31, 2000
                                                                              -----------------
                                                       Within         4-12      Over 1-5       Over 5
                                                      3 Months       Months      Years         Years          Total
                                                      --------       ------     --------       ------         -----
                                                                       (Dollars in thousands)
Interest earning assets
   Federal funds sold ...........................     $  8,138            -     $      -     $      -     $   8,138
   Investments and FHLB stock ...................            -            -        2,552        8,794        11,346
   Loans ........................................       40,027       12,714       39,056          893        92,690
                                                        ------     --------     --------     --------     ---------

        Total interest earning assets ...........       48,165       12,714       41,608        9,687       112,174
                                                        ======     ========     ========     ========     =========
Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts .....        2,198            -            -            -         2,198
      Savings and money market accounts .........       22,264            -            -            -        22,264
      Time deposits $100M and over ..............        9,478        8,354        3,209            -        21,041
      Other time deposits .......................       12,691       18,818       13,263            -        44,772
                                                     ---------     --------     --------     --------     ---------
        Total interest bearing deposits .........       46,631       27,172       16,472            -        90,275
                                                     ---------     --------     --------     --------     ---------

   Other borrowings .............................            -            -        6,500        5,500        12,000
                                                      --------     --------     --------     --------     ---------
        Total interest bearing liabilities ......     $ 46,631     $ 27,172     $ 22,972     $  5,500     $ 102,275
                                                      ========     ========     ========     ========     =========

Interest sensitivity gap ........................   $    1,534      (14,458)      18,639        4,187
Cumulative interest sensitivity gap .............        1,534      (12,924)       5,712        9,899

Gap ratio .......................................      103.29%        46.79%      181.12%      100.00%
Cumulative gap ratio ............................      103.29%        82.49%      105.90%      109.68%

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate enough to provide for inherent losses. The Bank provided $722,500 and $ 865,000 to the allowance during the years ended December 31, 2001 and 2000, respectively.

Other Income

         In 2001, the Bank had other income of $277,061 principally from service charges, fees and commissions as compared to $115,287 of such income in 2000. The increase was the result of a higher amount of service and overdraft fees on deposits in 2001.

Other Expenses

         Other expenses consist of salaries and employee benefits of $1,676,062 and $1,218,919 for 2001 and 2000, respectively. The increase is primarily due to the addition of staff in 2001, three of whom service the new branch location, which opened in May, 2001. Net occupancy, and data processing expenses, totaled $542,315 for the year ended December 31, 2001 as compared to $392,591 for the year ended December 31, 2000. The increase in expenses was due to increases in facilities needed to support the Bank's growth. In 2001, the Bank recorded write-downs of assets acquired in settlement of loans of $151,495. There were no such write downs included in other expenses in 2000.

Income Taxes

         During the year ended December 31, 2001, the Bank recorded a tax benefit of $129,056 compared to expense of $176,253 for the year ended December 31, 2000. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2001, the Bank's investment portfolio, excluding investments required for membership in the Federal Home Loan Bank ("FHLB"), comprised approximately 9.3 % of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2001 and at December 31, 2000. Available-for-sale securities are stated at estimated fair value. The Bank had no held for investment securities at December 31, 2001 or 2000.

                        Securities Portfolio Composition

                                                    December 31, 2001                   December 31, 2000
                                            ----------------------------------   ---------------------------------
                                                           Net                                 Net
                                                        Unrealized                          Unrealized
                                               Book      Holding      Fair         Book      Holding      Fair
                                              Value    Gain/(Loss)    Value        Value   Gain/(Loss)    Value
                                              -----    -----------    -----        -----   -----------    -----
                                                                   (Dollars in thousands)
Available for sale:
         U. S. Agency obligations .........    $ 3,483        $  80   $ 3,563      $ 9,991        $(45)   $ 9,946
              Mortgage-backed securities ..      7,391          (33)    7,358          827          (9)       818
                                               -------        -----   -------      -------        -----   -------
                                               $10,874        $  47   $10,921      $10,818        $(54)   $10,765
                                               =======        =====   =======      =======        =====   =======


         The Bank also holds stock of the FHLB. This stock is recorded at a cost of $425,000 and $118,600 at December 31, 2001 and 2000, respectively, and has no quoted market value. However, redemption of this stock has historically been at par value.

The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 2001. All of the securities are categorized as available-for-sale securities and are stated at estimated fair value.

                   Securities Portfolio Maturities and Yields

                                                      December 31, 2001
                                                      -----------------
                                                 Fair
                                                 Value               Yield
                                                 -----               -----
                                                 (Dollars in thousands)
U. S. Government Agency obligations
         Due from one to five years .........  $ 2,552               5.29%
         Due from five to ten years .........    1,012               6.48
                                               -------
                                                 3,564
                                               -------
Mortgage-backed securities
         Due from five to ten years .........    1,091               5.39
         Due after ten years ................    6,266               5.57
                                               -------
                                                 7,357
                                               -------
                                               $10,921               5.57%
                                               =======

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2001 and 2000, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                              December 31,
                                                              ------------
                                                       2001               2000
                                                       ----               ----
                                                         (Dollars in thousands)
Commercial ...................................        $ 36,800         $ 27,781
Real estate - Construction ...................           6,846            5,853
Real estate - Mortgage .......................          41,924           31,130
Consumer .....................................           7,120            5,911
                                                      --------         --------
    Total loans ..............................          92,690           70,675
Less allowance for loan losses ...............          (1,176)            (958)
                                                      --------         --------
                                                      $ 91,514         $ 69,717
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

         Loans secured by real estate mortgages comprised 45.2% of the Bank's loan portfolio at December 31, 2001. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2001, as well as the type of interest requirement on such loans.

                                                                             December 31, 2001
                                                         One Year          One to        Five Years
                                                          Or Less        Five Years       Or More          Total
                                                          -------        ----------       -------          -----
                                                                          (Dollars in thousands)

Commercial, financial and industrial .................     $23,001         $13,799           $  -         $36,800
Real estate - construction ...........................       4,720           1,689            437           6,846
Real estate - mortgage ...............................      22,973          18,558            393          41,924
Consumer installment .................................       2,047           5,010             63           7,120
                                                           -------         -------           ----         -------
         Total loans .................................     $52,741         $39,056           $893         $92,690
                                                           =======         =======           ====         =======

                                                   Predetermined rate                                     $57,944

                                                        Variable rate                                     $34,746

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2001 and 2000, the Bank had $1,362,265 and $2,281,570, respectively, of nonaccrual loans. Gross interest income that would have been recorded with respect to nonaccrual loans in 2001 and 2000 under the original terms of the loans was $195,396 and $158,028, respectively. At December 31, 2001 and 2000 there were $626,000 and $0, respectively, of loans 90 days or more past due and still accruing interest.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. At December 31, 2001, $626,000 of loans were past due ninety days or more and still accruing interest. There were no loans determined by management to be potential problem loans at December 31, 2000.

Assets Acquired in Foreclosure

         At December 31, 2001 and 2000, the Bank had assets acquired in settlements of loans of approximately $574,00 and $888,000, respectively. Of those amounts, 100% and 90.7%, respectively, consisted of real estate owned. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2001.

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

         During 2001, the Bank experienced net charge-offs in the amount of approximately $505,000. Management believes that it has adequately provided for losses considering its assessment of collateral values and other factors affecting collectibility. In addition, Management feels that procedures to monitor extensions of credit, construction draws, and current financial condition of borrowers have improved during the last two years as compared to previous periods.

         The allowance is not allocated to different segments of the portfolio. The Bank charges losses from any segment of the portfolio to the allowance without any allocation.

                         Summary of Loan Loss Experience

                                                                                                          Year Ended
                                                                                                          ----------
                                                                                           December 31, 2001       December 31, 2000
                                                                                           -----------------       -----------------
                                                                                                    (Dollars in thousands)

Total gross loans outstanding at end of period ....................................          $ 92,690                 $ 70,675
Average amount of loans outstanding, gross ........................................            78,318                   66,623
                                                                                             --------                 --------

Balance of allowance for loan losses - beginning ..................................               958                    1,173
                                                                                             --------                 --------
Loans charged off:
     Real estate loans ............................................................              (247)                    (770)
     Consumer loans ...............................................................               (94)                    (119)
     Commercial and other loans ...................................................              (164)                    (191)
                                                                                             --------                 --------
        Total charge-offs .........................................................              (505)                  (1,080)

Recoveries of loans previously charged-off ........................................                 -                        -
                                                                                             --------                 --------
Net charge-offs ...................................................................              (505)                  (1,080)

Additions to allowance charged to expense .........................................               723                      865
                                                                                             --------                 --------

Balance of allowance for loan losses - ending .....................................          $  1,176                 $    958
                                                                                             ========                 ========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ...........................................              0.64%                    1.62%
     Net charge-offs to loans at end of period ....................................              0.54                     1.53
     Allowance for loan losses to average loans ...................................              1.50                     1.44
     Allowance for loan losses
         to loans at end of period ................................................              1.27                     1.36
     Allowance for loan losses to nonperforming loans
        at end of period ..........................................................              86.3                     42.0
     Net charge-offs to allowance for loan losses .................................              42.9                      113
     Net charge-offs to provision for loan losses .................................              69.9                      125

Deposits

The amounts and composition of total deposits as of December 31, 2001 and 2000 were as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                          2001                                 2000
                                                                          ----                                 ----
                                                               Amount             Percent           Amount               Percent
                                                               ------             -------           ------               -------
Noninterest bearing ............................            $ 4,762,844              5.0%          $ 3,789,108              4.8%
NOW accounts ...................................              2,197,697              2.3             1,840,918              2.4
Money market accounts ..........................             21,770,636             22.9            14,701,710             18.8
Savings ........................................                494,466              0.5               220,696              0.3
Time, less than $100,000 .......................             44,772,190             47.1            39,158,883             50.1
Time, $100,000 and over ........................             21,040,227             22.2            18,497,774             23.6
                                                            -----------            -----           -----------            -----
                                                            $95,038,060            100.0%          $78,209,089            100.0%
                                                            ===========            =====           ===========            =====

The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2001 and 2000 are summarized below:

                                                                                                   Deposits
                                                                                             (Dollars in Thousands)
                                                                             December 31, 2001                  December 31, 2000
                                                                             -----------------                  -----------------
                                                                              Amount             %          Amount             %
                                                                              ------            ----        ------             ----

Noninterest bearing demand .........................................          $ 5,212           -           $ 3,732            -
Interest bearing transaction accounts ..............................            1,911           1.54          1,637            3.28
Savings ............................................................              303           1.18            224            1.69
Money market accounts ..............................................           17,312           3.70         13,133            5.53
Certificates of deposit and individual  retirement
accounts ...........................................................           63,470           6.11         57,962            6.07
                                                                              -------           ----        -------            ----
         Total average deposits ....................................          $88,208           5.16%       $76,688            5.07%
                                                                              =======           ====        =======            ====

         As of December 31, 2001, the Bank held $21.0 million in time deposits of $100,000 or more, with approximately $9.5 million with maturities within three months, $8.4 million with maturities over three through twelve months, and $2.7 million with maturities over twelve months through three years, and $476,000 with maturities over three years. The Bank had no wholesale time deposits (certificates generated through corporations, banks, credit unions, etc., on a national level) as of December 31, 2001.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2001 and 2000.

                                                        Years Ended December 31,
                                                          2001            2000
                                                          ----            ----

          Return on average assets ..............          0.29%           0.35%
          Return on average equity ..............          4.18            3.85
          Dividend payout ratio .................             -               -
          Average equity to average
            asset ratio .........................          6.91            9.06

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 62.9% of total assets at December 31, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2001, the Bank had the ability to borrow up to 10% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at December 31, 2001. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2001. The $6.5 million advance is a fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2001 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

The Bank also has $875,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

Off-Balance Sheet Risk


The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2001, the Bank had issued commitments to extend credit of $ 14.6 million through various types of lending. Commitments at variable rates of interest totaled $5.3 million and commitments at fixed rates totaled $9.3 million.


The commitments generally expire over on year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that is has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.


In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $417,700 at December 31, 2001. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.


Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 595,000 at December 31, 2001. These obligations are payable over several years as shown in Note 10 to the Company's consolidated financial statements.


Capital Resources

         The equity capital of the Company increased by $373,513 during 2001 as the result of net operating income of $295,814, unrealized gains, net of tax, in the investment portfolio of $67,689, and exercises of stock options totaling $10,010.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The Bank's December 31, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                  To be well
                                                                                                                 capitalized
                                                                                                                 under prompt
                                                                                     For capital                  corrective
                                                                                   adequacy purposes          action provisions
                                                                                   -----------------          -----------------
                                                            Actual                      Minimum                     Minimum
                                                            ------                      -------                     -------
                                                     Amount          Ratio       Amount         Ratio         Amount         Ratio
                                                     ------          -----       ------         -----         ------         -----
                                                                                (Dollars in thousands)
As of December 31, 2001
   Total Capital (to risk
      weighted assets) ....................         $11,687          12.2%       $ 7,751          8.0%       $ 9,688          10.0%
   Tier 1 Capital (to risk
      weighted assets) ....................          10,691          11.0          3,875          4.0%         5,813           6.0
   Tier 1 Capital (to average
      assets)(leverage) ...................          10,691           9.7          4,418          4.0%         5,523           5.0

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


Item 7.  Financial Statements.

         The following financial statements of GrandSouth Bancorporation are included herewith:

         Report of Independent Certified Public Accountants
         Balance Sheets at December 31, 2001 and 2000
         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001 Consolidated
         Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999 Notes to Consolidated Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
GrandSouth Bancorporation and Subsidiary
Fountain Inn, South Carolina


         We have audited the accompanying consolidated balance sheets of GrandSouth Bancorporation and Subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the GrandSouth Bancorporation and Subsidiary at December 31, 2001 and 2000 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                   s/Elliott Davis, LLP




February 15, 2002
Greenville, South Carolina

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                              DECEMBER 31,
                                                                                                              ------------
                                                                                                        2001                 2000
                                                                                                        ----                 ----
                                                            ASSETS
Cash and due from banks .....................................................................       $  2,207,293       $  2,256,288
Federal funds sold ..........................................................................          8,138,000          2,520,000
Investment securities available for sale ....................................................         10,921,166         10,764,692
Other investments, at cost ..................................................................            425,000            118,600
Loans, net ..................................................................................         91,514,192         69,717,470
Property and equipment, net .................................................................          2,117,214          1,221,585
Bank owned life insurance ...................................................................            749,968                  -
Assets acquired in settlement of loans ......................................................            573,526            887,667
Other assets ................................................................................            993,966            905,085
                                                                                                    ------------       ------------

           Total assets .....................................................................       $117,640,325       $ 88,391,387
                                                                                                    ============       ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing ....................................................................       $  4,762,844       $  3,789,108
     Interest bearing .......................................................................         90,275,216         74,419,981
                                                                                                    ------------       ------------

           Total deposits ...................................................................         95,038,060         78,209,089
                                                                                                    ------------       ------------

Federal Home Loan Bank advances .............................................................          8,500,000                  -
Subordinated debentures .....................................................................          3,500,000                  -
Other liabilities ...........................................................................          2,047,169          2,000,715
                                                                                                    ------------       ------------

           Total liabilities ................................................................        109,085,229         80,209,804
                                                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES - Notes 10 and 14

SHAREHOLDERS' EQUITY
     Common stock, no par value, 20,000,000 shares authorized,
        1,875,329 and 1,873,129 shares issued at December 31, 2001 and 2000 .................          8,464,227          8,454,217
     Retained earnings (deficit) ............................................................             59,119           (236,695)
     Accumulated other comprehensive income (loss) ..........................................             31,750            (35,939)
                                                                                                    ------------       ------------

           Total shareholders' equity .......................................................          8,555,096          8,181,583
                                                                                                    ------------       ------------

           Total liabilities and shareholders' equity .......................................       $117,640,325       $ 88,391,387
                                                                                                    ============       ============










The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                For the years ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                     2001               2000                 1999
                                                                                     ----               ----                 ----
INTEREST INCOME
    Loans and fees on loans ...........................................         $ 7,391,647          $ 6,691,021         $ 4,567,676
    Investment securities .............................................           1,013,624              991,607             932,225
                                                                                -----------          -----------         -----------

          Total interest income .......................................           8,405,271            7,682,628           5,499,901

INTEREST EXPENSE
    Deposits and borrowings ...........................................           4,814,634            4,304,240           2,945,441
                                                                                -----------          -----------         -----------

          Net interest income .........................................           3,590,637            3,378,388           2,554,460

PROVISION FOR POSSIBLE LOAN LOSSES ....................................             722,500              865,000             740,000
                                                                                -----------          -----------         -----------

          Net interest income after provision for
            possible loan losses ......................................           2,868,137            2,513,388           1,814,460
                                                                                -----------          -----------         -----------

NONINTEREST INCOME
    Service fees on deposit accounts ..................................             209,453               90,100              72,438
    Other .............................................................              67,608               25,187              87,067
                                                                                -----------          -----------         -----------

          Total noninterest income ....................................             277,061              115,287             159,505
                                                                                -----------          -----------         -----------

NONINTEREST EXPENSES
    Salaries and benefits .............................................           1,676,062            1,218,919           1,054,740
    Printing and supplies .............................................              86,665               63,584              88,787
    Data processing ...................................................             242,656              181,513             158,648
    Occupancy and equipment ...........................................             299,659              211,078             217,589
    Writedowns of assets acquired in settlement of loans ..............             151,495                    -                   -
    Other operating ...................................................             521,903              480,058             322,121
                                                                                -----------          -----------         -----------

          Total noninterest expenses ..................................           2,978,440            2,155,152           1,841,885
                                                                                -----------          -----------         -----------

          Income before income taxes ..................................             166,758              473,523             132,080

INCOME TAX PROVISION (BENEFIT) ........................................            (129,056)             176,253              45,000
                                                                                -----------          -----------         -----------

          Net income ..................................................         $   295,814          $   297,270         $    87,080
                                                                                ===========          ===========         ===========

BASIC NET INCOME PER COMMON SHARE .....................................         $      0.16          $      0.16         $      0.05
                                                                                ===========          ===========         ===========

DILUTED NET INCOME PER COMMON
    SHARE .............................................................         $      0.15          $      0.15         $      0.05
                                                                                ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING
       Basic ..........................................................           1,875,329            1,873,129           1,873,129
                                                                                ===========          ===========         ===========

       Diluted ........................................................           1,916,186            1,926,003           1,924,387
                                                                                ===========          ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999

                                                     Common stock                                      Accumulated
                                                 ---------------------     Additional       Retained        other          Total
                                                                             paid-in        Earnings    comprehensive  shareholders'
                                                 Shares         Amount       capital        (deficit)   income (loss)      equity
                                                 ------         ------       -------        ---------   -------------      ------

Balance, December 31, 1998 .................     1,702,847   $ 4,257,118   $ 4,197,118    $  (621,045)   $    (7,971)   $ 7,825,220
                                                                                                                        -----------

    Net income .............................             -             -             -         87,080              -         87,080
    Other comprehensive loss -
       Unrealized loss on
       investment securities (net of
       tax benefit of $78,769) .............             -             -             -              -       (160,188)      (160,188)
                                                                                                                        -----------

    Comprehensive loss .....................             -             -             -              -              -        (73,108)
    Stock split effected in the
       form of stock dividend (10%) ........       170,282       425,705      (425,705)             -              -              -
    Cash in lieu of fractional
       shares on stock split effected in
       the form of a stock dividend ........             -             -           (19)             -              -            (19)
                                                ----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 1999 .................     1,873,129     4,682,823     3,771,394       (533,965)      (168,159)     7,752,093
                                                                                                                        -----------

    Net income .............................             -             -             -        297,270              -        297,270
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $64,692) .................             -             -             -              -        132,220        132,220
                                                                                                                        -----------

    Comprehensive income ...................             -             -             -              -              -        429,490
    Par value conversion upon
       exchange of stock ...................             -     3,771,394    (3,771,394)             -              -              -
                                                ----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000 .................     1,873,129     8,454,217             -       (236,695)       (35,939)     8,181,583
                                                                                                                        -----------

    Net income .............................             -             -             -        295,814              -        295,814
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $33,339) .................             -             -             -              -         67,689         67,689
                                                                                                                        -----------

    Comprehensive income ...................             -             -             -              -              -        363,503
    Exercise of stock options ..............         2,200        10,010             -              -              -         10,010
                                                ----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2001 .................     1,875,329   $ 8,464,227   $         -    $    59,119    $    31,750    $ 8,555,096
                                                ==========   ===========   ===========    ===========    ===========    ===========







The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                For the years ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                      2001                2000              1999
                                                                                      ----                ----              ----
OPERATING ACTIVITIES
      Net income ..........................................................      $    295,814       $    297,270       $     87,080
      Adjustments to reconcile net income to net cash
         provided by operating activities
         Deferred income tax expense (benefit) ............................          (271,143)            (1,033)            34,324
         Provision for possible loan losses ...............................           722,500            865,000            740,000
         Depreciation and amortization ....................................           144,159            123,481            124,326
         Gain on sale of property and equipment ...........................                 -             (7,264)                 -
         Loss on sale of investment securities ............................                 -                  -              3,051
         Write-down of assets acquired in settlement of loans .............           151,495             80,000                  -
         Decrease (increase) in other assets ..............................           128,966             95,226           (788,501)
         Increase in other liabilities ....................................            46,454          1,568,877            519,237
                                                                                 ------------       ------------       ------------

              Net cash provided by operating activities ...................         1,218,245          3,021,557            719,517
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
      Decrease (increase) in federal funds sold ...........................        (5,618,000)         5,900,000          2,550,000
      Purchase of investment securities ...................................       (11,816,674)        (3,725,941)        (8,614,480)
      Purchase of Federal Home Loan Bank stock ............................          (306,400)                 -                  -
      Proceeds from sale of investment securities .........................                 -                  -            731,460
      Proceeds from maturity of investment securities .....................        11,761,226            758,180            987,902
      Increase in loans, net ..............................................       (22,628,222)        (9,685,110)       (39,686,968)
      Purchase of Bank owned life insurance ...............................          (749,968)                 -                  -
      Increase in assets acquired in settlement of loans ..................                 -           (147,941)                 -
      Proceeds from sale of assets acquired in settlement of loans ........           291,605                  -                  -
      Proceeds from sale of property and equipment ........................                 -            523,094                  -
      Purchase of property and equipment ..................................        (1,039,788)          (913,108)          (189,941)
                                                                                 ------------       ------------       ------------

              Net cash used in investing activities .......................       (30,106,221)        (7,290,826)       (44,222,027)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
      Proceeds from Federal Home Loan Bank advances .......................         8,500,000                  -                  -
      Proceeds from issuance of subordinated debentures ...................         3,500,000                  -                  -
      Exercise of stock options ...........................................            10,010                  -                  -
      Net increase in deposits ............................................        16,828,971          5,414,562         40,889,962
      Cash in lieu of fractional shares on stock split effected
         in the form of a stock dividend ..................................                 -                  -                (19)
                                                                                 ------------       ------------       ------------

              Net cash provided by financing activities ...................        28,838,981          5,414,562         40,889,943
                                                                                 ------------       ------------       ------------

              Net (decrease) increase in cash and cash
              equivalents .................................................           (48,995)         1,145,293         (2,612,567)

CASH AND CASH EQUIVALENTS, BEGINNING
      OF YEAR .............................................................         2,256,288          1,110,995          3,723,562
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $  2,207,293       $  2,256,288       $  1,110,995
                                                                                 ============       ============       ============

SUPPLEMENTAL INFORMATION
     Cash paid for:
         Income taxes .....................................................      $    174,370       $          -       $    222,500
                                                                                 ============       ============       ============

         Interest .........................................................      $  4,257,929       $  2,440,385       $  2,789,864
                                                                                 ============       ============       ============

         Loans transferred to assets acquired
           in settlement  of loans ........................................      $    109,000       $    819,726       $          -
                                                                                 ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

   Concentrations of credit risk
     The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Company has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

   Investment securities
     The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

     1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value which is determined using quoted market prices. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss)). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

                                                                     (Continued)

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

                                                                     (Continued)

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

   Net income per common share
     Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, `Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for diluted earnings per share. In 1999, the Company issued an eleven for ten stock split effected in the form of a ten percent stock dividend. Per share amounts have been retroactively restated to reflect the stock split.

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

                                                                     (Continued)

   Recently issued accounting standards
     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -- a replacement of SFAS No. 125." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have any effect on the Company.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. The Company had no transactions affected by this statement in 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. This SFAS has no effect on the Company's financial statements.

     In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. The Company's management believes it is in compliance with the provisions of SAB No. 102.

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

 Reclassifications
     Certain prior year amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income.

NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2001 and 2000, federal funds sold amounted to $8,138,000 and $2,520,000, respectively.


NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                       December 31, 2001
                                                                                       -----------------
                                                                                        Gross unrealized
                                                              Amortized                 ----------------                   Fair
                                                                cost                Gains               Losses             value
                                                                ----                -----               ------             -----

Federal Agencies ...................................         $ 3,483,068         $    80,526         $         -         $ 3,563,594
Mortgage backed ....................................           7,390,711              20,957              54,096           7,357,572
                                                             -----------         -----------         -----------         -----------

       Total investment securities .................         $10,873,779         $   101,483         $    54,096         $10,921,166
                                                             ===========         ===========         ===========         ===========

                                                                                          December 31, 2000
                                                                                          -----------------

Federal Agencies ...................................         $ 9,991,148         $    46,122         $    90,867         $ 9,946,403
Mortgage backed ....................................             827,183               1,239              10,133             818,289
                                                             -----------         -----------         -----------         -----------

       Total investment securities .................         $10,818,331         $    47,361         $   101,000         $10,764,692
                                                             ===========         ===========         ===========         ===========

           The amortized costs and fair values of securities available for sale at December 31, 2001, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Amortized
                                                       Cost           Fair value
                                                       ----           ----------

One to five years ..........................       $ 2,484,775       $ 2,552,031
Five to ten years ..........................         2,102,046         2,102,915
After ten years ............................         6,286,958         6,266,220
                                                   -----------       -----------

       Total investment securities .........       $10,873,779       $10,921,166
                                                   ===========       ===========



           Investment securities with an aggregate amortized cost of $9,987,868 (fair value of $10,028,425) at December 31, 2001 and $553,351 (fair value of $553,164) at December 31, 2000 were pledged to collateralize public deposits and borrowings.

           The  Bank,  as a member  institution  of the  Federal  Home Loan Bank
(FHLB) of Atlanta, is required to own capital stock in the FHLB based generally upon the balance of investment securities pledged and FHLB borrowings. FHLB capital stock with a cost of $425,000 and $118,600 at December 31, 2001 and 2000, is included in other investments in the consolidated balance sheets. No ready market exists for the stock, and it has no quoted market value. However, redemption of the stock has historically been at par value.

NOTE 5 - LOANS

         The composition of net loans by major loan category is presented below:

                                                             December 31,
                                                             ------------
                                                       2001                2000
                                                       ----                ----

Commercial .....................................     $36,799,837     $27,781,092
Real estate - construction .....................       6,846,288       5,853,417
Real estate - mortgage .........................      41,924,033      31,129,745
Consumer .......................................       7,119,604       5,911,115
                                                     -----------     -----------

Loans, gross ...................................      92,689,762      70,675,369
Less allowance for possible loan losses ........       1,175,570         957,899
                                                     -----------     -----------

                                                     $91,514,192     $69,717,470
                                                     ===========     ===========

           At December 31, 2001 and 2000, non-accrual loans totaled $1,362,265 and $2,281,570, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $195,396, $158,028 and $19,402 in 2001, 2000 and 1999, respectively. At December 31, 2001, loans with payments past due ninety days or more and accruing interest were $626,000. There we no loans past due more than ninety days and still accruing interest at December 31, 2000. Variable rate and fixed rate loans totaled $34,745,828 and $57,943,934, respectively, at December 31, 2001.

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                   For the years ended
                                                      December 31,
                                                      ------------
                                            2001          2000             1999
                                            ----          ----             ----

Balance, beginning of year .........   $   957,899    $ 1,173,000    $   433,000
Provision for loan losses ..........       722,500        865,000        740,000
Loans charged against the allowance       (504,829)    (1,080,101)             -
                                       -----------    -----------    -----------

Balance, end of year ...............   $ 1,175,570    $   957,899    $ 1,173,000
                                       ===========    ===========    ===========

NOTE 6 - PROPERTY AND EQUIPMENT

           Components of property and equipment included in the balance sheet are as follows:

                                                             December 31,
                                                             ------------
                                                       2001                2000
                                                       ----                ----

Land .......................................      $   331,322       $   331,322
Building and leasehold improvements ........          655,505           655,505
Furniture and equipment ....................          543,530           434,932
Vehicles ...................................           69,432            58,895
Construction in progress ...................          925,222             5,687
                                                  -----------       -----------

                                                    2,525,011         1,486,341
Accumulated depreciation ...................         (407,797)         (264,756)
                                                  -----------       -----------

        Totalpropertyandequipment ..........      $ 2,117,214       $ 1,221,585
                                                  ===========       ===========

                                                                     (Continued)

           The Bank purchased land in 2000 to construct its main office. During 2001, the Company began construction on its main office which is included in construction in progress at December 31, 2001. Total estimated costs of the building are $2.1 million, and anticipated completion date is June 2002.

           Depreciation expense for the years ended December 31, 2001, 2000 and 1999 amounted to $144,159, $136,753, and $124,326, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

                  Type of Asset                           Life of Years                   Depreciation Method
     ----------------------------------------       --------------------------      ---------------------------------

     Software                                                    3                           Straight-line
     Furniture and equipment                                     5 to 7                      Straight-line
     Buildings and improvements                                  5 to 40                     Straight-line
     Vehicles                                                    3                           Straight-line


NOTE 7 - DEPOSITS

         The following is a detail of deposit accounts:

                                                            December 31,
                                                            ------------
                                                       2001              2000
                                                       ----              ----

Noninterest bearing ........................       $ 4,762,844       $ 3,789,108
Interest bearing:
   NOW accounts ............................         2,197,697         1,840,918
   Money market accounts ...................        21,770,636        14,701,710
   Savings .................................           494,466           220,696
                                                   -----------       -----------

                                                    29,225,643        20,552,432
                                                   -----------       -----------

     Time, less than $100,000 ..............        44,772,190        39,158,883
     Time, $100,000 and over ...............        21,040,227        18,497,774
                                                   -----------       -----------

                                                    65,812,417        57,656,657
                                                   -----------       -----------

       Total deposits ......................       $95,038,060       $78,209,089
                                                   ===========       ===========

         Interest expense on time deposits greater than $100,000 was $1,239,313, $1,077,154, and $658,465, in 2001, 2000 and 1999, respectively.

         At December 31, 2001 the scheduled maturities of certificates of deposit are as follows:

      2002                                                           $49,706,727
      2003                                                            13,954,255
      2004                                                               982,178
      2005                                                               824,725
      2006                                                               344,532
                                                                     -----------

                                                                     $65,812,417
                                                                     ===========

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

         The Bank had advances outstanding from the FHLB totaling $8,500,000 at December 31, 2001. The advances bear interest at fixed rates ranging from 4.33 percent to 4.38 percent. An advance of $6,500,000 matures in 2006, and an advance of $2,000,000 matures in 2011. The advance maturing in 2011 is callable and may reprice prior to its maturity date. Advances are collateralized by investment securities with a book value of $9,669,076 and fair value of $9,707,722.

         During 2001, the maximum amount of advances outstanding were $8,500,000 and the average amount outstanding during 2001 was $1,594,000. There were no amounts outstanding at December 31, 2000.

NOTE 9 - SUBORDINATED DEBENTURES

         In 2001, the Company issued ten-year variable rate convertible subordinated debentures. The debentures pay interest quarterly at prime minus 2 percent (2.75 percent at December 31, 2001). The holders of debentures may convert the principal amount of the debenture into common stock of the Company at the conversion ratio of $6.50 (approximate fair value at issuance) of debenture principal for one share of the Company's stock. The Company has the option of redeeming the debentures at any time after December 31, 2005 as a whole or in part and from time to time at predetermined prices. The Company incurred $193,255 in interest expense on the debentures in 2001.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

         The Company has entered into a construction contract to build a main office and estimates total costs will be approximately $2.1 million. The office will be completed in June 2002. The Company has a ground lease on the site, which expires in 2021. The monthly lease payment is $1,000 for years one through five, and increases to $1,322 per month in year eleven and to $1,521 per month in year sixteen.

         The Company leases a branch office under a non-cancelable operating lease which expires in February 2006 with monthly lease payments of $3,000. The lease contains two additional five-year renewal options with provisions for adjustments to the monthly lease payments. The lease agreement requires the Company to pay all taxes, insurance and maintenance costs.

         The Company also leases land upon which it constructed a branch office under a non-cancelable operating lease which expires in March of 2018. The lease requires monthly lease payments of $800. The lease contains four renewal options of five years each with provisions for adjustments to the monthly lease payments. The lease agreement requires the Company to pay all property taxes.

         Future  minimum  lease  payments  under  these  operating   leases  are
summarized as follows:

     For the years ended
         December 31,
   -------------------------

       2002                                                             $ 57,600
       2003                                                               57,600
       2004                                                               57,600
       2005                                                               57,600
       2006                                                               29,250
     Thereafter                                                          334,953
                                                                        --------

                                                                        $594,603
                                                                        ========

         Refer to Note 14 concerning financial instruments with off balance sheet risk.


NOTE 11 - UNUSED LINES OF CREDIT

         At December 31, 2001, the Bank had an unused line of credit to purchase federal funds totaling $875,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. The Bank had a second unused line of credit with the FHLB to borrow up to ten percent of the Bank's total assets. The line of credit agreement requires the Bank to pledge investment securities as collateral.

NOTE 12 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                                                                  2001                  2000                 1999
                                                                                  ----                  ----                 ----
Income taxes currently payable
   Federal ........................................................            $ 153,300             $ 164,286             $   6,776
   State ..........................................................               21,300                13,000                 3,900
                                                                               ---------             ---------             ---------
                                                                                 174,600               177,286                10,676
Deferred tax provision (benefit) ..................................              (66,520)               (1,033)               34,324
                                                                               ---------             ---------             ---------
Adjustment to valuation allowance .................................             (204,881)                    -                     -
Adjustment of effective income tax rates
     in computing deferred taxes ..................................              (32,255)                    -                     -
                                                                               ---------             ---------             ---------
       Provision (benefit) ........................................            $(129,056)            $ 176,253             $  45,000
                                                                               =========             =========             =========

         The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                                    Deferred tax asset (liability)
                                                                                                    ------------------------------
                                                                                                       2001                 2000
                                                                                                       ----                 ----
Allowance for possible loan losses .........................................................          $ 272,379           $ 338,531
Nonaccrual loan interest ...................................................................             66,435                   -
Unrealized net (gains) losses on investment securities available for sale ..................            (16,112)             18,237
Depreciation ...............................................................................            (15,978)            (16,200)
Amortization ...............................................................................             (8,064)             (5,650)
Cash basis versus accural basis of accounting ..............................................            (21,889)            (29,200)
Other ......................................................................................             61,118                   -
                                                                                                      ---------           ---------
                                                                                                        337,889             305,718

Valuation allowance ........................................................................                  -            (204,881)
                                                                                                      ---------           ---------
       Net deferred tax asset ..............................................................          $ 337,889           $ 100,837
                                                                                                      =========           =========

           The net deferred tax asset is included in other assets in the consolidated balance sheets.

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                      2001                          2000                          1999
                                                ----------------------        ---------------------         -----------------------
                                                Amount          %             Amount         %              Amount          %
                                                ------          ------        ------         ------         ------          -------
Tax expense  (benefit) at statutory rate ...  $  56,700            34%       $160,998           34%         $44,907           34%
Increase (decrease) in taxes resulting
from:
   State bank tax (net of federal benefit) .     14,100             8           8,829            2            2,574             -
   Adjustment to valuation allowance .......   (204,881)         (122)              -            -                -             -
                                              ---------         -----        --------          ---           ------           ---
Other ......................................      5,025             3           6,426            1           (2,481)            -
                                              ---------         -----        --------          ---           ------           ---
       Income tax provision (benefit) ......   (129,056)         (77%)       $176,253           37%         $45,000            34%
                                              =========         =====        ========          ===          =======           ===

NOTE 13 - RELATED PARTY TRANSACTIONS

           Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.
                                                                     (Continued)

           A summary of loan transactions with directors, including their affiliates and executive officers are as follows:

                                                       For the years ended
                                                          December 31,
                                                          ------------
                                                    2001                2000
                                                    ----                ----

Balance, beginning of year .............        $ 1,076,071         $ 1,108,611
New loans ..............................          1,599,516             135,940
Less loan payments .....................           (692,864)           (168,480)
                                                -----------         -----------

Balance, end of year ...................        $ 1,982,723         $ 1,076,071
                                                ===========         ===========


           Deposits by directors and their related interests at December 31, 2001 and 2000 approximated $2,385,000 and $2,193,000, respectively.

           A director, shareholder and executive officer of the Company is a partner in a partnership from which the Company leases operating facilities and land (see Note 10). Lease expenses charged to operations under these agreements approximated $34,000 in 2001 and $33,600 in 2000 and 1999.

NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

         In the ordinary course of business, and to meet the financing needs of its customers, the Bank is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001 and 2000, unfunded commitments to extend credit were approximately $14,578,121 and $10,634,000, respectively. Variable rate and fixed rate unfunded commitments to extend credit were approximately $5,257,818 and $9,320,303, respectively, at December 31, 2001 and 2000. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

           At December 31, 2001 and 2000, there were outstanding letters of credit totaling $417,700 and $335,400, respectively.


NOTE 15 - EMPLOYEE BENEFIT PLAN

         On September 1, 1998, the Bank adopted the GrandSouth Bank Profit Sharing Section 401(k) Plan for the benefit of all eligible employees. The Bank contributes seventy-five percent of the first four percent of the employee's compensation contributed to the Plan. Contributions made to the Plan in 2001, 2000, and 1999 amounted to $28,995, $20,107, and $9,745, respectively.

         In 2001, supplemental benefits were approved by the Board of Directors for certain executive officers of the Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The Company recorded expense related to these benefits of approximately $8,000 in 2001.

NOTE 16 - STOCK OPTION PLAN

         During 1998, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 260,000 options at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest 20 percent each year for five years and expire 10 years from the grant date. The Bank has adopted the disclosure-only provisions of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Bank's net income and net income per common share would have been decreased to the pro forma amounts indicated below:

                                                                                                For the years ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                     2001                2000                 1999
                                                                                     ----                ----                 ----

Net income - as reported .............................................          $   295,814          $   297,270          $   87,080
Net income - pro forma ...............................................              266,383              261,839              49,559
Basic net income per common share - as reported ......................                  .16                  .16                 .05
Basic net income per common share - pro forma ........................                  .14                  .14                 .03
Diluted net income per common share - as reported ....................                  .15                  .15                 .05
Diluted net income per common share - pro forma ......................                  .14                  .13                 .02


           The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent, the expected option life was 5 years and the assumed dividend rate was zero.

           A summary of the status of the plan and changes during the year is presented below:

                                                                      For the years ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                      2001                          2000                          1999
                                           ----------------------------  ---------------------------  -----------------------------
                                                             Weighted                     Weighted                      Weighted
                                                             average                      average                        average
                                                             exercise                     exercise                      exercise
                                              Shares          price         Shares         price          Shares          price
                                           --------------   -----------  --------------  -----------  ---------------  ------------

Outstanding at beginning of period ......     145,200         $4.55         154,000        $4.55          154,000         $4.55
Granted .................................      37,658          5.00               -            -                -             -
Exercised ...............................      (2,200)         4.55               -            -                -             -
Forfeited or expired ....................           -                         8,800         4.55                -             -
                                              -------                       -------                       -------

Outstanding at end of period ............     180,658          4.60         145,200         4.55          154,000          4.55
                                              =======                       =======                       =======

Options exercisable at December 31, .....      85,800          4.55          59,400         4.55           30,800          4.55
Shares available for grant ..............      77,142                       114,800                        33,000


         Granted shares and per share exercise prices have been restated to reflect the 1999 stock split effected in the form of a stock dividend (10%).

NOTE 17 - COMMON STOCK AND EARNINGS PER SHARE

         SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Net income per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 1,875,329 in 2001, 1,873,129 in 2000, and 1999. The
weighted average number of common shares outstanding for diluted net income per common share was 1,916,186 in 2001, 1,926,003 in 2000 and 1,924,387 in 1999. The
difference in the weighted average number of shares outstanding for basic net income per common share and the weighted average number of shares outstanding for diluted net income per common share was the effect of the assumed exercise of the stock options outstanding. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method.

           The Bank issued a ten percent common stock split effected in the form of a stock dividend in 1999.


NOTE 18 - DIVIDENDS

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


NOTE 19 - REGULATORY MATTERS

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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2001, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                             To be well capitalized
                                                                                            For capital      under prompt corrective
                                                                                         adequacy purposes      action provisions
                                                                                         -----------------      -----------------
                                                                      Actual                  Minimum                Minimum
                                                                      ------                  -------                -------
                                                              Amount         Ratio      Amount       Ratio      Amount        Ratio
                                                              ------         -----      ------       -----      ------        -----
                                                                                        (amounts in $000)

As of December 31, 2001
Total capital (to risk weighted assets) ...............       $11,867        12.2%     $ 7,751        8.0%     $ 9,688        10.0%

Tier 1 capital (to risk weighted assets) ..............        10,691        11.0%       3,875        4.0%       5,813         6.0%

Tier 1 capital (to average assets) ....................        10,691         9.7%       4,418        4.0%       5,523         5.0%

As of December 31, 2000
Total capital (to risk weighted assets) ...............       $ 9,139        12.4%     $ 5,898        8.0%     $ 7,373        10.0%

Tier 1 capital (to risk weighted assets) ..............         8,217        11.1%       2,949        4.0%       4,424         6.0%

Tier 1 capital (to average assets) ....................         8,217         9.5%       3,466        4.0%       4,332         5.0%


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

           SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information, whether or not recognized in the balance sheets, when it is practical to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other instruments. Certain items are specifically excluded form the disclosure requirements, including the Bank's common stock, property and equipment and other assets and liabilities.

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

           Due to the short term nature of the FHLB advances, carrying value approximates. The subordinated debentures were issued in 2001 and are deemed to be an accurate estimate the fair value of instruments with similar maturities and risk.

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

            The estimated fair values of the Bank's financial instruments are as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                  2001                              2000
                                                                                  ----                              ----
                                                                     Carrying            Fair           Carrying             Fair
                                                                      Amount             value           Amount              value
                                                                      ------             -----           ------              -----
Financial Assets:
   Cash and due from banks .................................       $ 2,207,293       $ 2,207,293       $ 2,256,288       $ 2,256,288
   Federal funds sold ......................................         8,138,000         8,138,000         2,520,000         2,520,000
   Investment securities available for sale ................        10,921,166        10,921,166        10,764,692        10,764,692
   Other investments, at cost ..............................           425,000           425,000           118,600           118,600
   Loans ...................................................        92,689,762        92,807,806        70,675,369        76,291,827

Financial Liabilities:
   Deposits ................................................        95,038,060        95,520,501        78,209,089        83,762,436
   Federal Home Loan Bank advances .........................         8,500,000         8,500,000                 -                 -
   Subordinated debentures .................................         3,500,000         3,500,000                 -                 -

Financial Instruments with Off-Balance
    Sheet Risk:
   Standby letters of credit ...............................           417,700           417,700           335,400           335,400
   Commitments to extend credit ............................        14,578,121        14,578,121        10,634,000        10,634,000


NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

            Following  is  condensed   financial   information   of   GrandSouth
Bancorporation (parent company only, since inception on October 20, 2000):

                            CONDENSED BALANCE SHEETS

                                                            December 31,
                                                            ------------
                                                        2001              2000
                                                        ----              ----
ASSETS
     Cash ....................................      $ 1,322,369      $         -
     Investment in bank subsidiary ...........       10,697,082        8,181,583
     Deferred tax asset ......................           70,932                -
                                                    -----------      -----------

                                                    $12,090,383      $ 8,181,583
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accrued expenses ........................      $    35,287      $         -
     Subordinated debentures .................        3,500,000                -
     Shareholders' equity ....................        8,555,096        8,181,583
                                                    -----------      -----------

                                                    $12,090,383      $ 8,181,583
                                                    ===========      ===========

                         CONDENSED STATEMENTS OF INCOME

                                                             For the years ended
                                                                 December 31,
                                                                 ------------
                                                             2001           2000
                                                             ----           ----

REVENUES ..............................................   $       -    $       -

EXPENSES
     Interest .........................................     193,555            -
     Sundry ...........................................      30,039            -
                                                          ---------    ---------

        Loss before equity in undistributed net income
           of bank subsidiary .........................    (223,594)           -

EQUITY IN UNDISTRIBUTED NET INCOME
     OF BANK SUBSIDIARY ...............................     448,476      297,270
                                                          ---------    ---------
     Income before income taxes .......................     224,882      297,270
     Income tax benefit ...............................     (70,932)           -
                                                          ---------    ---------


        Net income ....................................   $ 295,814    $ 297,270
                                                          =========    =========



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         For the years ended
                                                                                                            December 31,
                                                                                                            ------------
                                                                                                     2001                  2000
                                                                                                     ----                  ----

OPERATING ACTIVITIES
     Net income ......................................................................           $   295,814            $   297,270
     Adjustments to reconcile net income to net cash
        used in operating activities
        Deferred income taxes ........................................................               (70,932)                     -
        Accrued expenses and other ...................................................                35,953                      -
        Equity in undistributed net income of Bank subsidiary ........................              (448,476)              (297,270)
                                                                                                 -----------            -----------

           Net cash used in operating activities .....................................              (187,641)                     -
                                                                                                 -----------            -----------

INVESTING ACTIVITIES
               Additional investment in bank subsidiary ..............................            (2,000,000)                     -
                                                                                                 -----------            -----------

FINANCING ACTIVITIES
     Proceeds from  issuance of subordinated debentures ..............................             3,500,000                      -
     Exercise of stock options .......................................................                10,010                      -
                                                                                                 -----------            -----------

           Net cash provided by financing activities .................................             3,510,010                      -
                                                                                                 -----------            -----------

           Net increase in cash and cash equivalents .................................             1,322,369                      -

CASH, BEGINNING OF YEAR ..............................................................                     -                      -
                                                                                                 -----------            -----------

CASH, END OF YEAR ....................................................................           $ 1,322,369             $        -
                                                                                                 ===========            ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2002 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest
21                        Subsidiaries of Registrant (2)
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.

3.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 29, 2002             By: s/Ronald K. Earnest
                              --------------------------------------------------
                                 Ronald K. Earnest
                                 President and Chief Operating Officer


                           By: s/J. B. Garrett
                              --------------------------------------------------
                                 J. B. Garrett
                                 Vice President
                                 (Principal Financial and Principal Accounting
                                    Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March 29, 2002
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 29, 2002
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 29, 2002
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 29, 2002
--------------------------------
Mason Y. Garrett

                                         Director                                           March 29, 2002
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 29, 2002
--------------------------------
Baety O. Gross

--------------------------------         Director                                           March 29, 2002
S. Hunter Howard, Jr.

                                                    EXHIBIT INDEX


Exhibit No.               Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest
21                        Subsidiaries of Registrant (2)
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.