Form 10QSB
period 2002-03-31
GRANDSOUTH BANCORPORATION
filed 2002-05-15
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _______________.

                          Commission File No. 000-31937


                            GRANDSOUTH BANCORPORATION
        (Exact Name of Small Business Issuer as Specified in the Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-1104394


                    327 Fairview Road, Fountain Inn, SC 29681
                    (Address of Principal Executive Offices)


                                 (864) 962-8833
                (Issuer's Telephone Number, including Area Code)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
1,875,329 Shares Outstanding on March 31, 2002

     Transitional Small Business Disclosure Format:    Yes  [  ]    No  [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)          (Audited)
                                                                                                      March 31,         December 31,
                                                                                                        2002                2001
                                                                                                        ----                ----
ASSETS
   Cash and due from banks .............................................................              $  3,094              $  2,207
   Federal funds sold ..................................................................                 7,464                 8,138
   Investment securities available for sale ............................................                10,378                10,921
   Other investments, at cost ..........................................................                   425                   425
   Loans, net ..........................................................................                95,732                91,514
   Property and equipment, net .........................................................                 2,688                 2,117
   Bank owned life insurance ...........................................................                   758                   750
   Assets acquired in settlement of loans ..............................................                   707                   574
   Other assets ........................................................................                 1,342                   994
                                                                                                      --------              --------
       Total assets ....................................................................              $122,588              $117,640
                                                                                                      ========              ========

 LIABILITIES
   Deposits
     Noninterest bearing ...............................................................              $  5,937              $  4,763
     Interest bearing ..................................................................                94,595                90,275
                                                                                                      --------              --------
       Total deposits ..................................................................               100,532                95,038
   Federal Home Loan Bank advances .....................................................                 8,500                 8,500
   GrandSouth Bancorporation Convertible
     Subordinated Debentures ...........................................................                 3,500                 3,500
   Other liabilities ...................................................................                 1,475                 2,047
                                                                                                      --------              --------
       Total liabilities ...............................................................               114,007               109,085
                                                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES - Notes 8 and 12

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,875,329 shares issued
       at March 31, 2002 and 1,873,129 at December 31, 2001 ............................                 8,464                 8,464
   Retained earnings ...................................................................                   109                    59
   Accumulated other comprehensive gain (loss) .........................................                     8                    32
                                                                                                      --------              --------
       Total stockholders' equity ......................................................                 8,581                 8,555
                                                                                                      --------              --------
       Total liabilities and stockholders' equity ......................................              $122,588              $117,640
                                                                                                      ========              ========


                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                                      Three months ended March 31,
                                                                                                      ----------------------------
                                                                                                      2002                  2001
                                                                                                      ----                  ----
INTEREST INCOME
   Loans, including fees .............................................................             $    1,840             $    1,715
   Investment securities .............................................................                    148                    215
   Federal funds sold and securities purchased
     under agreements to resell ......................................................                     29                    114
                                                                                                   ----------             ----------
       Total interest income .........................................................                  2,017                  2,044
                                                                                                   ----------             ----------
INTEREST EXPENSE
   Deposits and Borrowings ...........................................................                    880                  1,231
                                                                                                   ----------             ----------

NET INTEREST INCOME ..................................................................                  1,137                    813
PROVISION FOR LOAN LOSSES ............................................................                    330                    112
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................                    807                    701
                                                                                                   ----------             ----------
NONINTEREST INCOME
   Service charges on deposit accounts ...............................................                     68                     27
   Other service charges, commissions and fees .......................................                     33                      5
                                                                                                   ----------             ----------
       Total noninterest income ......................................................                    101                     32
                                                                                                   ----------             ----------
NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                    451                    389
   Net occupancy .....................................................................                     87                     60
   Other .............................................................................                    251                    235
                                                                                                   ----------             ----------
       Total noninterest expenses ....................................................                    789                    684
                                                                                                   ----------             ----------
   Income before income taxes ........................................................                    119                     49
   Provision for income taxes ........................................................                     69                     18
                                                                                                   ----------             ----------
       Net income ....................................................................             $       50             $       31
                                                                                                   ==========             ==========

   Average shares outstanding - basic ................................................              1,875,329              1,874,596
                                                                                                   ==========             ==========
   Average shares outstanding - diluted ..............................................              1,916,186              1,915,453
                                                                                                   ==========             ==========
PER SHARE
   Net income ........................................................................             $      .03             $      .02
                                                                                                   ==========             ==========
   Net Income - diluted ..............................................................             $      .03             $      .01
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Common stock                                Accumulated
                                                        -------------------------                        other compre-
                                                        Number                                              hensive
                                                          of                             Retained           income
                                                        shares           Amount          earnings           (loss)         Total
                                                        ------           ------          --------           ------         -----

BALANCE, JANUARY 1, 2001 .......................       1,873,129       $    8,454       $     (236)      $      (36)     $    8,182

Net income for period ..........................                                                31                               31

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale .............                                                                104             104
                                                                                                         ----------      ----------
   Comprehensive income ........................                                                                                135
Exercise of stock options ......................           2,200                                                                 10
                                                       ---------       ----------       ----------       ----------      ----------

BALANCE, MARCH 31, 2001 ........................       1,875,329       $    8,454       $     (205)      $       68      $    8,317
                                                      ==========       ==========       ==========       ==========      ==========

BALANCE, JANUARY 1, 2002 .......................       1,875,329       $    8,454       $       59       $       32      $    8,555

Net income for period ..........................                                                50                               50

Comprehensive loss, net of tax
   Net change in unrealized gain on
     securities available for sale .............                                                                (24)            (24)
                                                                                                         ----------      ----------
   Comprehensive income ........................                                                                                 26
                                                       ---------       ----------       ----------       ----------      ----------

BALANCE, MARCH 31, 2002 ........................       1,875,329       $    8,454       $      109       $        8      $    8,581
                                                      ==========       ==========       ==========       ==========      ==========
















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                            2002              2001
                                                                                                            ----              ----
OPERATING ACTIVITIES
   Net income ....................................................................................         $    50          $    31
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax expense (benefit) .......................................................              50               18
     Provision for loan losses ...................................................................             330              112
     Depreciation ................................................................................              34               36
     Investment (amortization) accretion .........................................................               7              (41)
     Accretion of bank owned life insurance ......................................................              (8)               -
     Loss on sale of repossessed asset ...........................................................               -               25
     Write-down of assets acquired in settlement of loans ........................................              22                -
     Decrease (Increase) in accrued interest receivable ..........................................            (206)             173
     (Increase) in other assets ..................................................................            (180)            (240)
     (Decrease) in other liabilities .............................................................            (572)            (988)
                                                                                                           -------          -------
         Net cash used by operating activities ...................................................            (473)            (874)
                                                                                                           -------          -------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold .....................................................             674           (1,150)
   Proceeds from maturities of investment securities
     available for sale ..........................................................................             500            3,346
   Purchase of investment securities available for sale ..........................................               -           (2,521)
   Purchase of other investments .................................................................               -              (30)
   Net (increase) in loan balances ...............................................................          (4,548)          (4,153)
   Proceeds from sale of property and equipment ..................................................              10                -
   Increase in assets acquired in settlement of loans ............................................            (165)              (1)
   Purchase of property and equipment ............................................................            (605)            (133)
                                                                                                           -------          -------
         Net cash used for investing activities ..................................................          (4,134)          (4,642)
                                                                                                           -------          -------

FINANCING ACTIVITIES
    Proceeds from sale of subordinated debt ......................................................               -            3,500
    Proceeds from exercise of stock options ......................................................               -               10
    Net increase in deposits .....................................................................           5,494            1,936
                                                                                                           -------          -------

         Net cash provided by financing activities ...............................................           5,494            5,446
                                                                                                           -------          -------
         Increase (decrease) in cash and cash equivalents ........................................             887              (70)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................................................           2,207            2,256
                                                                                                           -------          -------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ........................................................         $ 3,094          $ 2,186
                                                                                                           =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale ..................         $   (36)         $   141
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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2001 Annual Report of GrandSouth Bancorporation and Subsidiary. Results of operations for the three months ending March 31, 2002 are not necessarily indicative of the results to be attained for any other period.

           This Report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business and industry conditions; changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

RESULTS OF OPERATIONS
   The Company's net income for the first quarter of 2002 was $50,284, or $0.03 per diluted share, compared to $ 31,076, or $0.01 per diluted share, for the first quarter of 2001.

NET INTEREST INCOME
   Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,137,425 and $813,445 for the three months ended March 31, 2002 and 2001, respectively.


   Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

   Interest-earning assets for the first quarter of 2002 increased by $21,255,256 or 24.0% over the same period in 2001, while interest-bearing liabilities increased by $22,244,176 or 27.84% comparing the first quarter of 2002 with the first quarter of 2001.

                                                               Average Balances, Income and Expenses, and Rates
                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                              2002                                           2001
                                                              ----                                           ----
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                      -------------     -------------  ------------   -------------     -------------  ------------
                                                                       (Dollars in thousands)

Federal funds sold ................   $       7,132     $          29        1.63%    $       8,154     $         114         5.59%
Investment securities .............          10,640               148        5.56%           10,378               215         8.29%
Loans .............................          92,072             1,840        7.99%           70,057             1,715         9.79%
                                      -------------     -------------                 -------------     -------------    ---------
     Total earning assets .........   $     109,844             2,017        7.34%    $      88,589             2,044         9.23%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities ................   $     102,155               880        3.45%    $      79,911             1,231         6.16%
                                      =============     -------------                 =============     -------------    ---------
Net interest spread ...............                                          3.89%                                            3.07%
Net interest income/margin ........                     $       1,137        4.14%                      $         813         3.67%
                                                        =============                                   =============    =========

As reflected above, for the first three months of 2002 the average yield on earning assets was 7.34%, while the average cost of interest-bearing liabilities was 3.45%. For the same period of 2001, the average yield on earning assets was 9.23% and the average cost of interest-bearing liabilities was 6.16%. The decrease in the yield on earning assets is attributable to a decline in interest rates during the last three quarters of 2001. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2002 was 4.14% and for 2001 was 3.67%. This increase was the result of a declining interest rate environment during the latter part of 2001. This environment allowed the Company to reprice its interest bearing liabilities during the latter part of 2001 and first quarter of 2002 to positively affect the net interest margin.

The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets which was only partially offset by a decrease in rates on earning assets and by a decrease in rates on interest bearing liabilities which more than offset the increase in the volume of interest bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                      For the three months ended
                                                                                      March 31, 2002 versus 2001
                                                                                      --------------------------
                                                                            Volume            Rate          Net change
                                                                            ------            ----          ----------

Federal funds sold ..................................................    $          (4)   $       (81)    $        (85)
Investment securities ...............................................                3            (70)             (67)
Loans ...............................................................              440           (315)             125
                                                                         -------------    ------------    ------------
       Total earning assets .........................................              439           (466)             (27)
       Total interest on interest-bearing liabilities ...............             (191)           542              351
                                                                         --------------   -----------     ------------
Net interest income .................................................    $         248    $        76     $        324
                                                                         =============    ===========     ============



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

NONINTEREST INCOME
   Noninterest income was $101,295 and $31,959 for the three months ended March 31, 2002 and 2001, respectively. This increase primarily resulted from a growth in service fees of $41,940 due to a growth in the number of deposit accounts and an increase in overdraft fees.


NONINTEREST EXPENSES
   Noninterest expenses for the three months ended March 31, 2002 and 2001 were $ 789,222 and $ 683,577, respectively. This increase of $ 105,645 was due to an increase of $ 61,999 in salaries and benefits, and an increase of $ 27,236 in net occupancy expenses. The increases in salary and benefits were primarily caused by the hiring of key employees during the fourth quarter of 2001. The increase in net occupancy expenses is the result of an increase in expense related to the construction and operation of a new office in Greenville.

   The allowance for loan losses was 1.43% of loans, net of unearned income, as of March 31, 2002 compared to 1.27% as of December 31, 2001. The provision for loan losses was $330,000 and $112,500 for the three months ended March 31, 2002 and 2001, respectively. The increase in the amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

LIQUIDITY
   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. As of March 31, 2002, the Company had $15.0 million of unused commitments to fund future loan demand. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At March 31, 2002, the Bank had the ability to borrow up to 10% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at March 31, 2002. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2002 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

   The Bank also has $875,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

   The Company has entered into contracts for the construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs are estimated to be $2.1 million. As of March 31, 2002, the Company had accumulated $1.5 million in expense related to the construction of the facility. Additional design costs and furniture and fixture costs are estimated to be $390,000.


LOANS
   Commercial, financial and agricultural loans made up 36% of the total loan portfolio as of March 31, 2002, totaling $35,199,719. Loans secured by real estate for construction and land development totaled $12,829,010 or 13% of the total loan portfolio while all other loans secured by real estate totaled $41,855,598 or 43% of the total loan portfolio as of March 31, 2002. Installment loans and other consumer loans to individuals comprised 8% of the total loan portfolio totaling $7,234,825.

CAPITAL RESOURCES
   The capital base for the Company increased by $26,421 for the first three months of 2002. This net change includes an increase to equity for net income of $50,284, offset by unrealized losses on investment securities of $23,863. The Company's equity to asset ratio was 7.0% on March 31, 2002, as compared to 7.3% on December 31, 2001.

   The  Federal  Deposit   Insurance   Corporation  has  issued  guidelines  for
   risk-based capital requirements. As of March 31, 2002, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                           Well                        Adequately
                                                                                        Capitalized                   Capitalized
                                                                 Actual                 Requirement                   Requirement
                                                                 ------                 -----------                   -----------
                                                          Amount         Ratio      Amount          Ratio       Amount         Ratio
                                                          ------         -----      ------          -----       ------         -----
Total capital (to risk weighted
   assets) ......................................        $13,370         12.9%      $10,367         10.0%      $ 8,294         8.0%
Tier 1 capital (to risk weighted
   assets) ......................................          8,573          8.3%      $ 6,220          6.0%      $ 4,147         4.0%
Tier 1 capital (to average assets) ..............          8,573          7.3%      $ 5,859          5.0%      $ 4,687         4.0%

ASSET QUALITY
   Nonperforming assets and foreclosed property as a percentage of loans totaled 1.47% and 1.25% as of March 31, 2002 and December 31, 2001, respectively. Nonperforming assets decreased to $1,209,384 as of March 31, 2002 from $1,390,084 at December 31, 2001.

RELATED PARTY TRANSACTIONS
   On March 29, 2002, the Bank entered into four separate participation agreements with Mason Y. Garrett, Chairman of the Board. These agreements sell an undivided 99.986% interest in four specified past due secured loans held by the Bank together with title to an undivided ratable interest in any and all security or security titles the Bank has in or to any personal or real property collateral to secure the obligation and all direct and indirect proceeds of the collateral. The consideration paid to the Bank by Mr. Garrett was the pro rata portion of the outstanding principal balance of the four loans. The aggregate principal amount of these obligations at March 31, 2002 is $2,200,000. It is the opinion of the management of the Bank that these transactions were conducted at arms-length.



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


PART II - OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K


(a)      Exhibits.  None.

         (b)      Reports on Form 8-K.  None

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
          Registrant



By:  s/Ronald K. Earnest                                Date: 5/14/02
     ------------------------------------------               ------------------
     Ronald K. Earnest
     President and Chief Operating Officer


By:  s/J. B. Garrett                                   Date:  5/14/02
     ------------------------------------------               ------------------
      J. B. Garrett
     Principal Financial Officer