Form 10QSB
period 2002-06-30
GRANDSOUTH BANCORPORATION
filed 2002-08-14
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

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



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter periods that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
1,875,329 Shares Outstanding on July 31, 2002

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                   (Unaudited)          (Audited)
                                                                                                     June 30,           December 31,
                                                                                                       2002                2001
                                                                                                       ----                ----
ASSETS
   Cash and due from banks ...........................................................                  3,010                  2,207
   Federal funds sold ................................................................                  5,272                  8,138
   Investment securities available for sale ..........................................                 11,129                 10,921
   Other investments, at cost ........................................................                    425                    425
   Loans, net ........................................................................                 98,499                 91,514
   Property and equipment, net .......................................................                  3,306                  2,117
   Bank owned life insurance .........................................................                    767                    750
   Assets acquired in settlement of loans ............................................                    707                    574
   Other assets ......................................................................                  1,299                    994
                                                                                                     --------               --------

       Total assets ..................................................................               $124,414               $117,640
                                                                                                     ========               ========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................               $  6,358               $  5,539
     Interest bearing ................................................................                 96,016                 90,275
                                                                                                     --------               --------
       Total deposits ................................................................                102,374                 95,038
   Federal Home Loan Bank advances ...................................................                  8,500                  8,500
   Convertible Subordinated Debentures ...............................................                  3,500                  3,500
   Other liabilities .................................................................                  1,131                  1,271
                                                                                                     --------               --------
       Total liabilities .............................................................                115,505                109,085
                                                                                                     --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
     authorized, 1,875,329 shares issued
     at June 30, 2002 and 1,873,129 at December 31, 2001 .............................                  8,464                  8,464
   Retained earnings .................................................................                    309                     59
   Accumulated other comprehensive gain ..............................................                    136                     32
                                                                                                     --------               --------
       Total stockholders' equity ....................................................                  8,909                  8,555
                                                                                                     --------               --------
       Total liabilities and stockholders' equity ....................................               $124,414               $117,640
                                                                                                     ========               ========



                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                                          (Unaudited)                           (Unaudited)
                                                                       Three Months Ended                     Six Months Ended
                                                                            June 30                               June 30
                                                                            -------                               -------
                                                                      2002             2001                2002                2001
                                                                      ----             ----                ----                ----


Interest  income
   Loans, including fees ...............................       $     1,821        $     1,867        $     3,660        $     3,605
   Investment securities ...............................               141                186                290                216
   Federal funds sold ..................................                38                107                 67                383
                                                               -----------        -----------        -----------        -----------

       Total interest income ...........................             2,000              2,160              4,017              4,204

Interest expense
   Deposits and borrowings .............................               878              1,244              1,757              2,475
                                                               -----------        -----------        -----------        -----------

   Net interest income .................................             1,122                916              2,260              1,729
Provision for loan losses ..............................               100                100                430                212
                                                               -----------        -----------        -----------        -----------
   Net interest income after provision .................             1,022                816              1,830              1,517
                                                               -----------        -----------        -----------        -----------

   Noninterest income
     Service charges on deposit accounts ...............                74                 52                142                 79
     Other income ......................................                44                 28
                                                               -----------        -----------        -----------        -----------
                                                                                                              77                 33
       Total noninterest income ........................               118                 80
                                                               -----------        -----------        -----------        -----------
                                                                                                             219                 80

   Noninterest expense
     Salaries and employee benefits ....................               434                396                885                785
     Occupancy and equipment ...........................                78                 74                167                134
     Other expense .....................................               285                237                535                472
                                                               -----------        -----------        -----------        -----------
       Total noninterest expense .......................               797                707              1,587              1,391
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................               343                189                463                238
                                                               -----------        -----------        -----------        -----------

Income tax expense .....................................              (144)               (70)              (213)               (88)
                                                               -----------        -----------        -----------        -----------
Net Income .............................................       $       199        $       119        $       249        $       150
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding:
     Basic
     Diluted ...........................................         1,875,329          1,875,329          1,875,329          1,875,329
                                                                 2,560,416          1,916,186          2,560,416          1,916,186

Per share
     Basic net income per common share .................       $      0.11        $      0.06        $      0.13        $      0.08
                                                               ===========        ===========        ===========        ===========
     Diluted net income per common share ...............       $      0.08        $      0.06        $      0.11        $      0.08
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Common stock                                   Accumulated
                                                           ------------                                 other compre-
                                                        Number                                             hensive
                                                          of                                 Retained       income
                                                        shares          Amount               earnings       (loss)          Total
                                                        ------          ------               --------       ------          -----

BALANCE, JANUARY 1, 2001 .......................      1,873,129      $   8,454            $      (236)     $     (36)      $   8,182

Net income for period ..........................                                                  150                            150

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale .............                                                                  64              64
                                                                                                           ---------       ---------
   Comprehensive income ........................                                                                                 214
Exercise of stock options ......................          2,200             10                                                    10
                                                      ---------      ---------             ----------      ---------       ---------

BALANCE, JUNE 30, 2001 .........................      1,875,329      $   8,464             $      (86)     $      28       $   8,406
                                                      =========      =========             ==========      =========       =========

BALANCE, JANUARY 1, 2002 .......................      1,875,329      $   8,464             $       59      $      32       $   8,555

Net income for period ..........................                                                  250                            250

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale .............                                                                 104             104
                                                                                                           ---------       ---------
   Comprehensive income ........................                                                                                 354
                                                      ---------      ---------             ----------      ---------       ---------

BALANCE, JUNE 30, 2002 .........................      1,875,329      $   8,464             $      309      $     136       $   8,909
                                                      =========      =========             ==========      =========       =========


















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Six months ended June 30,
                                                                                                           -------------------------
                                                                                                              2002            2001
                                                                                                              ----            ----
OPERATING ACTIVITIES
   Net income ..................................................................................         $    250          $    150
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax payable ...............................................................              137                88
     Provision for loan losses .................................................................              430               213
     Depreciation ..............................................................................               71                71
     Investment amortization (accretion) .......................................................               12               (83)
     Accretion of bank owned life insurance ....................................................              (17)                -
     Loss on sale of repossessed asset .........................................................                                 25
     (Increase) decrease in accrued interest receivable ........................................             (166)              279
     (Increase) decrease in other assets .......................................................             (139)              (44)
     Increase (decrease) in accrued interest payable ...........................................             (353)             (583)
     Increase (decrease) in other liabilities ..................................................             (750)              (85)
                                                                                                         --------          --------
         Net cash (used) provided by operating activities ......................................             (525)               31
                                                                                                         --------          --------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold ...................................................            2,866            (1,244)
   Proceeds from maturities of investment securities
     available for sale ........................................................................            2,943             8,381
   Purchase of investment securities available for sale ........................................           (3,009)           (8,163)
   Purchase of other investments ...............................................................                -               (30)
   Net increase in loan balances ...............................................................           (7,415)          (10,259)
   Proceeds from sale of property and equipment ................................................               11
   Increase in assets acquired in settlement of loans ..........................................             (133)                2
   Purchase of property and equipment ..........................................................           (1,271)             (387)
                                                                                                         --------          --------
         Net cash used for investing activities ................................................           (6,008)          (11,700)
                                                                                                         --------          --------

FINANCING ACTIVITIES
   Proceeds from sale of subordinated debt .....................................................                -             3,500
   Proceeds from exercise of stock options .....................................................                -                10
   Net increase in deposits ....................................................................            7,336             8,240
                                                                                                         --------          --------

         Net cash provided by financing activities .............................................            7,336            11,750
                                                                                                         --------          --------
         Increase in cash and cash equivalents .................................................              803                81

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................            2,207             2,256
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................         $  3,010          $  2,337
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale ................         $    154          $     99
                                                                                                         ========          ========
   Outstanding loans transferred to assets acquired in settlement of loans .....................         $    150          $      6
                                                                                                         ========          ========

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2 - ORGANIZATION

         GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2001 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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










                                                                (Continued)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2001 Annual Report of on Form 10-KSB GrandSouth Bancorporation and Subsidiary. Results of operations for the three months and six months ending June 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

         This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business and industry conditions; changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

RESULTS OF OPERATIONS - Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

     The Company's net income for the second quarter of 2002 was $199,405, or $0.11 per diluted share, compared to $ 119,180, or $0.06 per diluted share, for the second quarter of 2001.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,122,260 and $916,484 for the three months ended June 30, 2002 and 2001, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Interest-earning assets for the second quarter of 2002 increased by $21,478,371 or 22.82% over the same period in 2001, while interest-bearing liabilities increased by $24,940,680 or 30.13% comparing the second quarter of 2002 with the second quarter of 2001.








                                                     (Continued)

                                                                        Average Balances, Income and Expenses, and Rates
                                                                                For the three months ended June 30,
                                                                                -----------------------------------
                                                                   2002                                        2001
                                                 Average          Income/        Annualized   Average         Income/    Annualized
                                                 balance         expense         yield/rate   balance         expense    yield/rate
                                                 -------         -------         ----------   -------         -------    ----------
                                                                                (Dollars in thousands)

Federal funds sold ....................        $  9,279         $     38            1.65%     $  7,624         $     97        5.09%
Investment securities .................          10,294              141            5.48%        9,848              196        7.96%
Loans .................................          96,029            1,821            7.58%       76,502            1,867        9.76%
                                               --------          -------            ----      --------         --------        ----
     Total earning assets .............        $115,601            2,000            6.92%     $ 81,358            1,874        9.19%
                                               ========          -------                      ========
     Total interest bearing
       liabilities ....................        $107,731              878            3.26%     $ 82,790            1,244        6.01%
                                               ========          -------            ----      ========         --------        ----
Net interest spread ...................                                             3.66%                                      3.18%
Net interest income/margin ............                         $  1,122            3.88%                     $    916         3.90%
                                                                ========            ====                      ========         ====

     As reflected above, for the second quarter of 2002 the average yield on earning assets amounted to 6.92%, while the average cost of interest-bearing liabilities was 3.26%. For the same period of 2001, the average yield on earning assets was 9.19% and the average cost of interest-bearing liabilities was 6.01%. The decrease in the yield on earning assets and cost of interest bearing liabilities is attributable to the falling interest rate environment during the second half of 2001. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2002 was 3.88% and for 2001 was 3.90%. This decrease was primarily the result of assets repricing more quickly during the falling rate environment.

     The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities and to a lesser extent to the decrease in rates on earning assets and interest bearing liabilities.


                   Analysis of Changes in Net Interest Income

                                                                                               For the three months ended
                                                                                               June 30, 2002 versus 2001
                                                                                               -------------------------
                                                                                         Volume             Rate          Net change
                                                                                         ------             ----          ----------

Federal funds sold ...........................................................            $   7             $ (65)            $ (58)
Investment securities ........................................................                6               (61)              (55)
Loans ........................................................................              370              (417)              (47)
                                                                                          -----             -----             -----
       Total earning assets ..................................................              383              (543)             (160)
       Total interest on interest-bearing liabilities ........................             (203)              569               366
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 180             $  26             $ 206
                                                                                          =====             =====             =====





                                                                (Continued)

NONINTEREST INCOME

     Noninterest income was $ 118,269 and $ 80,358 for the three months ended June 30, 2002 and 2001, respectively.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended June 30, 2002 and 2001 were $ 797,441 and $ 707,666, respectively. This increase of $ 89,775 was due to an increase of $ 37,965 in salaries and benefits, and an increase of $ 50,004 in other expense. The increases in salary and benefits and were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville. The increase in other expenses was primarily due to an increase of $ 19,899 in data processing expenses resulting from increased transaction volume related to the opening of the new branch, and $ 43,407 in accounting and legal fees.

RESULTS OF OPERATIONS - Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

       The Company's net income for the first six months of 2002 was $ 249,689, or $0.11 per diluted share, compared to $ 150,256, or $0.08 per diluted share, for the first six months of 2001.

NET INTEREST INCOME

       Net interest income, the principal source of the Bank's earnings, was $ 2,259,685 and $ 1,729,928 for the six months ended June 30, 2002 and 2001, respectively.

       Interest-earning assets for the first six months of 2002 increased by $21,494,174 or 23.56% over the same period in 2001, while interest-bearing liabilities increased by $25,339,921 or 31.83% comparing the first six months of 2002 over the same period in 2001.


                                                                        Average Balances, Income and Expenses, and Rates
                                                                                For the six months ended June 30,
                                                                                -----------------------------------
                                                                   2002                                        2001
                                                                   ----                                        ----
                                                 Average          Income/        Annualized      Average      Income/    Annualized
                                                 balance         expense         yield/rate      balance      expense    yield/rate
                                                 -------         -------         ----------      -------      -------    ----------
                                                                                (Dollars in thousands)

Federal funds sold ....................        $  8,215         $     67            1.63%     $  7,887      $    210        5.35%
Investment securities .................          10,463              290            5.54%       10,061           389        7.73%
Loans .................................          94,061            3,661            7.78%       73,297         3,605        9.84%
                                               --------         --------            ----      --------      --------        ----
     Total earning assets .............        $112,739            4,017            7.13%     $ 91,245         4,204        9.22%
                                               ========         --------                      ========      --------
     Total interest bearing
       liabilities ....................        $104,959            1,757            3.35%     $ 79,619         2,475        6.22%
                                               ========         --------            ----      ========      --------        ----
Net interest spread ...................                                             3.78%                                   3.00%
Net interest income/margin ............                         $  2,260            4.01%                   $  1,729        3.79%
                                                                ========            ====                    ========        ====







                                                   (Continued)

     As reflected above, for the first half of 2002 the average yield on earning assets amounted to 7.13%, while the average cost of interest-bearing liabilities was 3.35%. For the same period of 2001, the average yield on earning assets was 9.22% and the average cost of interest-bearing liabilities was 6.22%. The decrease in the yield on earning assets and cost of interest bearing liabilities is attributable to the falling interest rate environment during 2002 and the second half of 2001. The net interest margin for the period ended June 30, 2002 was 4.01% and for 2001 was 3.79%. This increase was the result of time deposits repricing at lower rates in the low interest rate environment and a higher portion of assets being allocated to the loan portfolio.

     The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities and to a lesser extent to the decrease in rates on earning assets and interest bearing liabilities.


                   Analysis of Changes in Net Interest Income

                                                                                                For the six months ended
                                                                                                June 30, 2002 versus 2001
                                                                                                -------------------------
                                                                                       Volume              Rate           Net change
                                                                                       ------              ----           ----------

Federal funds sold ........................................................           $     3            $  (146)           $  (143)
Investment securities .....................................................                11               (110)               (99)
Loans .....................................................................               808               (754)                54
                                                                                      -------            -------            -------
       Total earning assets ...............................................               822             (1,010)              (188)
       Total interest on interest-bearing liabilities .....................              (424)             1,143                719
                                                                                      -------            -------            -------
Net interest income .......................................................           $   398            $   133            $   531
                                                                                      =======            =======            =======



NONINTEREST INCOME

       Noninterest income was $219,564 and $ 112,317 for the six months ended June 30, 2002 and 2001, respectively.

NONINTEREST EXPENSES

       Noninterest expenses for the six months ended June 30, 2002 and 2001 were $ 1,586,663 and $ 1,391,243, respectively. This increase of $ 195,420 was due to an increase of $ 99,964 in salaries and benefits, an increase of $ 32,656 in occupancy expense, and an increase of $ 93,233 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville. The increase in other expenses is the result of an increase of $ 37,792 in data processing expenses resulting from increased transaction volume related to the expansion of the bank, and $ 50,542 in expenses related to the repossession and sale of real estate owned.






                                                                     (Continued)

MARKET RISK

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

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses was 1.09% of loans, net of unearned income, as of June 30, 2002 compared to 1.36% as of December 31, 2001. The provision for loan losses was $430,000 and $212,500 for the six months ended June 30, 2002 and 2001, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate. The following table presents changes in the Company's allowance for loan loss reserve:

Balance of allowance for loan losses
   - beginning, December 31, 2001 .................................     $ 1,176

Net charge-offs ...................................................        (520)

Additions to allowance charged to expense .........................         430
                                                                        -------

Balance of allowance for loan losses - ending, June 30, 2002 ......     $ 1,086
                                                                        =======


Ratios                                         June 30, 2002   December 31, 2001
                                               -------------   -----------------

Allowance for loan loss to outstanding loans ....  1.09%              1.36%
Delinquency ratio ...............................  1.26%              3.05%




                                                               (continued)

LIQUIDITY

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. As of June 30, 2002, the Company had $16.9 million of unused commitments to fund future loan demand. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At June 30, 2002, the Bank had the ability to borrow up to 10% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at June 30, 2002. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2002 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

     During August of 2002, the Company completed construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs are estimated to be $2.5 million. As of June 30, 2002, the company had accumulated $2.1 million in expense related to the construction of the facility. Additional design costs and furniture and fixtures are estimated at $390,000.

LOANS

     Commercial, financial and agricultural loans made up 37% of the total loan portfolio as of June 30, 2002, totaling $36,908,192. Loans secured by real estate for construction and land development totaled $14,022,354 or 14% of the total loan portfolio while all other loans secured by real estate totaled $39,404,898 or 40% of the total loan portfolio as of June 30, 2002. Installment loans and other consumer loans to individuals comprised 9% of the total loan portfolio totaling $9,249,020.

CAPITAL RESOURCES

     The capital base for the Company increased by $353,517 for the first six months of 2002. This net change includes an increase to equity for net income of $ 249,689, unrealized gains on investment securities of $ 103,828. The Company's equity to asset ratio was 7.16% on June 30, 2002, as compared to 9.26% on December 31, 2001. On January 2, 2001 the company sold $3.5 million of 10-Year Variable Rate Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder at a rate of one share of common stock for each $6.50 of principal.

     The Company is subject to minimum capital requirements established by the Board of Governors of the Federal Reserve System. For bank holding companies the size of the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank. The Debentures are in included in Total capital in the table below. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of June 30, 2002, the Bank exceeds the capital requirement levels that are to be maintained.











                                                                     (continued)

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                               Well                 Adequately
                                                                                            Capitalized             Capitalized
                                                                      Actual                Requirement             Requirement
                                                                      ------                -----------             -----------
                                                               Amount        Ratio      Amount        Ratio      Amount        Ratio
                                                               ------        -----      ------        -----      ------        -----
Total capital (to risk weighted assets) ...............       $12,409        11.6%     $10,728        10.0%     $ 8,583         8.0%
Tier 1 capital (to risk weighted assets) ..............         8,909         8.3%     $ 6,437         6.0%     $ 4,292         4.0%
Tier 1 capital (to average assets) ....................         8,909         7.2%     $ 6,174         5.0%     $ 4,934         4.0%

ASSET QUALITY

     Nonperforming assets as a percentage of loans and foreclosed property totaled 1.46% and 1.25% as of June 30, 2002 and December 31, 2001, respectively. Nonperforming assets increased to $1,466,241 as of June 30, 2002 from $1,390,084 at December 31, 2001.

RELATED PARTY TRANSACTION

     On March 29, 2002, the Bank entered into four separate participation agreements with Mason Y. Garrett, Chairman of the Board. These agreements sell an undivided 99.986% interest in four specified past due loans held by the Bank together with title to an undivided ratable interest in any and all security or security titles the Bank has in or to any personal or real property collateral to secure the obligation and all direct and indirect proceeds of the collateral. The consideration paid to the Bank by Mr. Garrett was the pro rata portion of the outstanding principal balance of the four loans. The aggregate principal amount of these obligations at June 30, 2002 is $2,200,000. It is the opinion of the management of the Bank that these transactions were conducted at arms'-length. Principal, interest, and all related fees were paid in full on August 7, 2002 for the four loans.


PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

The following matters were submitted to security holders for a vote during the three months ended June 30,2002.

(a)     The company held its annual meeting of shareholders on June 19, 2002.

(b)-(c) The following persons were elected as directors of the Company to serve for a term of one year each.

                                                        Shares Voted
                                                        ------------

         Name                                  FOR         WITHHOLD    ABSTAIN
         S. Blanton Phillips                1,436,684         -            -
         Ronald K. Earnest                  1,436,684         -            -
         Harold E. Garrett                  1,436,684         -            -
         Mason Y. Garrett                   1,436,684         -            -
         Michael L. Gault                   1,436,684         -            -
         Baety O. Gross, Jr.                1,436,684         -            -
         S. Hunter Howard, Jr.              1,436,684         -            -

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
     Registrant



By:  s/Ronald K. Earnest                                  Date: August 14, 2002
     -------------------------------------------                ---------------
     President and Chief Operating Officer


By:  s/J. B. Garrett                                      Date: August 14, 2002
     -------------------------------------------                ---------------
     Principal Financial Officer