Form 10QSB
period 2002-09-30
GRANDSOUTH BANCORPORATION
filed 2002-11-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                          Commission File No. 000-31937


                            GRANDSOUTH BANCORPORATION
             (Exact Name of Registrant as Specified in the Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-1104394


                      381 Halton Road, Greenville, SC 29607
                    (Address of Principal Executive Offices)


                                 (864) 770-1000
              (Registrant's Telephone Number, including Area Code)



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


Common Stock - No Par Value
1,875,329 Shares Outstanding on October 31, 2002

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)          (Audited)
                                                                                                    September 30,       December 31,
                                                                                                         2002                 2001
                                                                                                         ----                 ----
ASSETS
   Cash and due from banks ...............................................................             $  3,516             $  2,207
   Federal funds sold ....................................................................                5,181                8,138
   Investment securities available for sale ..............................................               11,170               10,921
   Other investments, at cost ............................................................                  425                  425
   Loans, net ............................................................................              103,220               91,514
   Property and equipment, net ...........................................................                3,967                2,117
   Bank owned life insurance .............................................................                  776                  750
   Assets acquired in settlement of loans ................................................                  460                  574
   Other assets ..........................................................................                1,061                  994
                                                                                                       --------             --------
       Total assets ......................................................................             $129,776             $117,640
                                                                                                       ========             ========

 LIABILITIES
   Deposits
     Noninterest bearing .................................................................             $  6,244             $  5,539
     Interest bearing ....................................................................              101,285               90,275
                                                                                                       --------             --------
       Total deposits ....................................................................              107,529               95,814
   Federal Home Loan Bank Advance ........................................................                8,500                8,500
   Convertible Subordinated Debentures ...................................................                3,500                3,500
   Other liabilities .....................................................................                1,081                1,271
                                                                                                       --------             --------
       Total liabilities .................................................................              120,610              109,085
                                                                                                       --------             --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,875,329 shares issued
       at September 30, 2002 and 1,873,129 at December 31, 2001 ..........................                8,464                8,464
   Retained earnings .....................................................................                  511                   59
   Accumulated other comprehensive income ................................................                  191                   32
                                                                                                       --------             --------
       Total stockholders' equity ........................................................                9,166                8,182
                                                                                                       --------             --------
       Total liabilities and stockholders' equity ........................................             $129,776             $ 88,391
                                                                                                       ========             ========



                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                                          (Unaudited)                          (Unaudited)
                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30                          September 30
                                                                         ------------                          ------------
                                                                      2002             2001               2002             2001
                                                                      ----             ----               ----             ----

   Interest  income
     Loans, including fees ...............................       $     1,937       $     1,866        $     5,597       $     5,471
     Investment securities ...............................               146               142                437               546
     Federal funds sold ..................................                34                66                101               271
                                                                 -----------       -----------        -----------       -----------
        Total interest income ............................             2,117             2,074              6,135             6,288

Interest expense
     Deposits and borrowings .............................               868             1,228              2,626             3,703
                                                                 -----------       -----------        -----------       -----------
   Net interest income ...................................             1,249               846              3,509             2,585
Provision for loan losses ................................               150               310                580               522
                                                                 -----------       -----------        -----------       -----------
   Net interest income after provision ...................             1,099               536              2,929             2,063
                                                                 -----------       -----------        -----------       -----------
   Noninterest income
     Service charges on deposit accounts .................                77                60                219               139
     Other income ........................................                34                12                112                36
                                                                 -----------       -----------        -----------       -----------
        Total noninterest income .........................               111                72                331               175
                                                                 -----------       -----------        -----------       -----------
   Noninterest expense
     Salaries and employee benefits ......................               431               418              1,316             1,203
     Occupancy and equipment .............................               121                78                288               213
     Other expense .......................................               303               184                838               655
                                                                 -----------       -----------        -----------       -----------
        Total noninterest expense ........................               855               680              2,442             2,071
                                                                 -----------       -----------        -----------       -----------
Income (Loss)  before income taxes .......................               355               (72)               818               167
                                                                 -----------       -----------        -----------       -----------

Income tax (benefit) expense .............................               153              (169)               366               (80)
                                                                 -----------       -----------        -----------       -----------
Net Income ...............................................       $       202       $        97        $       452       $       247
                                                                 ===========       ===========        ===========       ===========
Weighted average common shares outstanding:
     Basic
     Diluted .............................................         1,875,329         1,873,129          1,875,329         1,873,129
                                                                   2,560,416         1,916,186          2,560,416         1,916,186
Per share
     Basic ...............................................       $      0.11       $      0.05        $      0.24       $      0.13
                                                                 ===========       ===========        ===========       ===========
     Diluted .............................................       $      0.08       $      0.05        $      0.19       $      0.13
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Common stock                           Accumulated
                                                                  ------------                          other compre-
                                                            Number                                         hensive
                                                             of                           Retained         income
                                                           shares          Amount         earnings          (loss)            Total
                                                           ------          ------         --------          ------            -----

BALANCE, JANUARY 1, 2001 .........................       1,873,129       $   8,454       $    (236)       $     (36)       $   8,182

Net income for period ............................                                             247                               247

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ...............                                                              151              151
                                                                                                          ---------        ---------
   Comprehensive income ..........................                                                                               398
Exercise of stock options ........................           2,200              10                                                10
                                                         ---------       ---------       ---------        ---------        ---------

BALANCE, SEPTEMBER 30, 2001 ......................       1,875,329       $   8,464       $      11        $     115        $   8,590
                                                         =========       =========       =========        =========        =========

BALANCE, JANUARY 1, 2002 .........................       1,875,329       $   8,464       $      59        $      32        $   8,555

Net income for period ............................                                             452                               452

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ...............                                                              159              159
                                                                                                          ---------        ---------
   Comprehensive income ..........................                                                                               611
                                                         ---------       ---------       ---------        ---------        ---------

BALANCE, SEPTEMBER 30, 2002 ......................       1,875,329       $   8,464       $     511        $     191        $   9,166
                                                         =========       =========       =========        =========        =========


















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                         2002                 2001
                                                                                                         ----                 ----
OPERATING ACTIVITIES
   Net income ..................................................................................      $    452             $    247
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax expense (benefit) .....................................................            14                 (164)
     Provision for loan losses .................................................................           580                  523
     Depreciation ..............................................................................           132                  107
     Investment amortization (accretion) .......................................................            18                  (79)
     Accretion of bank owned life insurance ....................................................           (26)                   -
     Loss on sale of repossessed asset .........................................................             -                   25
     (Increase) decrease in accrued interest receivable ........................................           (73)                 189
     (Increase) decrease in other assets .......................................................            (8)                (788)
     Increase (decrease) in accrued interest payable ...........................................          (542)                 925
     Increase (decrease) in other liabilities ..................................................          (498)              (1,020)
                                                                                                      --------             --------
         Net cash (used) provided by operating activities ......................................            49                  (35)
                                                                                                      --------             --------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold ...................................................         2,957               (4,010)
   Proceeds from maturities of available for sale investment securities ........................         3,975               10,268
   Purchase of investment securities available for sale ........................................        (4,009)             (10,214)
   Purchase of other investments ...............................................................             -                  (30)
   Net increase in loan balances ...............................................................       (12,286)             (13,639)
   Proceeds from sale of property and equipment ................................................           269                  195
   Increase in assets acquired acquired in settlement of loans .................................          (144)                 (82)
   Purchase of property and equipment ..........................................................        (1,993)                (590)
                                                                                                      --------             --------
         Net cash used for investing activities ................................................       (11,231)             (18,102)
                                                                                                      --------             --------

FINANCING ACTIVITIES
   Proceeds from sale of subordinated debt .....................................................             -                3,500
   Proceeds from Federal Home Loan Bank advances ...............................................             -                2,000
   Proceeds from exercise of stock options .....................................................             -                   10
   Net increase in deposits ....................................................................        12,491               14,869
                                                                                                      --------             --------

         Net cash provided by financing activities .............................................        12,491               20,379
                                                                                                      --------             --------
         Increase in cash and cash equivalents .................................................         1,309                2,242

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................         2,207                2,256
                                                                                                      --------             --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................      $  3,516             $  4,498
                                                                                                      ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (decrease) in net unrealized gains on securities available for sale ................      $    233             $    151
                                                                                                      ========             ========

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

NOTE 3 - NET INCOME PER SHARE

         Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income - diluted per share is computed by dividing net income by the sum of the weighted average number of shares of common shares outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. In addition to dilutive stock options, convertible debentures are assumed converted to common stock at current market prices to arrive at diluted outstanding shares. Included in the calculation regarding convertible debentures, it is also assumed that no interest payments are made on the notes as they are assumed converted to common stock.

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.




                                                                     (Continued)
                                       -6-

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2001 Annual Report of on Form 10-KSB GrandSouth Bancorporation and Subsidiary. Results of operations for the three months and nine months ending September 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

         This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include: changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

RESULTS OF OPERATIONS - Comparison of the three months ended  September 30, 2002 to the three months ended September 30, 2001

         The Company's net income for the third quarter of 2002 was $ 201,813, or $0.08 per diluted share, compared to $ 97,266, or $0.05 per diluted share, for the third quarter of 2001.

NET INTEREST INCOME

         Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $ 1,249,302 and $ 846,338 for the three months ended September 30, 2002 and 2001, respectively.

         Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

         Average interest-earning assets for the third quarter of 2002 increased by $ 20,649,642 or 21.07% over the same period in 2001, while average interest-bearing liabilities increased by $ 21,519,258 or 25.07% comparing the third quarter of 2002 with the third quarter of 2001.






                                                                     (Continued)
                                       -7-

                                                                Average Balances, Income and Expenses, and Rates
                                                                     For the three months ended September 30,
                                                                     ----------------------------------------
                                                               2002                                        2001
                                                               ----                                        ----
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                          -------           -------     ----------        -------          -------      ----------
                                                                                 (Dollars in thousands)

Federal funds sold ...............    $       7,562     $          34        1.81%    $       7,895     $          66         3.34%
Investment securities ............           11,146               146        5.26%            9,781               142         5.81%
Loans ............................           99,957             1,937        7.75%           80,339             1,866         9.29%
                                      -------------     -------------    ---------    -------------     -------------    ---------
     Total earning assets ........    $     118,665             2,117        7.14%    $      98,015             2,074         8.46%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities ...............    $     110,850               868        3.13%    $      89,331             1,228         5.50%
                                      =============     -------------    ---------    =============     -------------    ---------
Net interest spread ..............                                           4.01%                                            2.96%
Net interest income/margin .......                      $       1,249        4.21%                      $         846         3.45%
                                                        =============    =========                      =============    =========

         As reflected above, for the third quarter of 2002 the average yield on earning assets was 7.14%, while the average cost of interest-bearing liabilities was 3.13%. For the same period of 2001, the average yield on earning assets was 8.46% and the average cost of interest-bearing liabilities was 5.50%. The decrease in the yield on earning assets is attributable to the decrease in interest rates throughout 2001. As assets have been renewed and originated, they have been priced at lower rates. This decrease in interest rates was driven by a 425 basis point decrease in the Federal Funds Interest Rate by the Federal Reserve during 2001. The interest bearing liabilities of the Company did not reprice as quickly as the interest bearing assets of the Company causing a short term narrowing of the net interest margin during 2001. Since interest rates have remained relatively stable during 2002, the Bank has been able to reprice liabilities to reflect current rate conditions and improve the Company's net interest margin in 2002. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the quarter ended September 30, 2002 was 4.21% and for the quarter ended September 30, 2001 was 3.45%.

         The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities and a decrease in rates on earning liabilities that was greater than the decrease in rates earned on interest bearing assets.

                   Analysis of Changes in Net Interest Income

                                                                                              For the three months ended
                                                                                              September 30, 2002 versus 2001
                                                                                              ------------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------

Federal funds sold ...........................................................            $  (2)            $ (30)            $ (32)
Investment securities ........................................................               17               (13)                4
Loans ........................................................................              380              (309)               71
                                                                                          -----             -----             -----
       Total earning assets ..................................................              395              (352)               43
       Total interest on interest-bearing liabilities ........................             (169)              529               360
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 226             $ 177             $ 403
                                                                                          =====             =====             =====


                                                                     (Continued)

NONINTEREST INCOME

         Noninterest income was $ 111,301 and $ 71,623 for the three months ended September 30, 2002 and 2001, respectively. This increase primarily resulted from growth in service fees of $16,933 due to growth in the number of deposit accounts and an increase in overdraft fees. The Company also experienced a growth in other income of $ 22,744 resulting from mortgage loan origination fees and investment income from equity securities and bank owned insurance policies.

NONINTEREST EXPENSE

         Noninterest expenses for the three months ended September 30, 2002 and 2001 were $ 854,904 and $ 679,793, respectively. This increase of $ 175,111 was due to an increase of $ 43,104 in occupancy expense, and an increase of $ 119,697 in other expenses. Other expenses increased quarter to quarter in the following areas: a $ 25,014 increase in printing and supplies; an increase of $8,520 in telephone expenses; an increase of $23,200 in accounting fees; and an increase of $23,596 in expenses related to other real estate owned. The increases in occupancy, printing and supplies, telephone and accounting fees are a result of the staffing and facility needs for the opening of a new main office in Greenville during August of 2002.

RESULTS OF OPERATIONS - Comparison  of the nine months ended  September 30, 2002 to the nine months ended September 30, 2001

         The Company's net income for the first nine months of 2002 was $ 451,503, or $0.19 per diluted share, compared to $ 247,522, or $0.13 per diluted share, for the first nine months of 2001.

NET INTEREST INCOME

         Net interest income, the principal source of the Bank's earnings, was $3,508,987 and $ 2,585,058 for the nine months ended September 30, 2002 and 2001, respectively.

         Interest-earning assets for the first nine months of 2002 increased by $ 20,836,101 or 22.19% over the same period in 2001, while interest-bearing liabilities increased by $ 21,732,697 or 25.50% comparing the first nine months of 2002 with the same period in 2001.


                                                               Average Balances, Income and Expenses, and Rates
                                                                   For the nine months ended September 30,
                                                                   ---------------------------------------
                                                             2002                                           2001
                                                             ----                                           ----
                                          Average           Income/     Annualized        Average          Income/     Annualized
                                          balance           expense     yield/rate        balance          expense     yield/rate
                                          -------           -------     ----------        -------          -------     ----------
                                                                       (Dollars in thousands)

Federal funds sold ...............    $       7,993     $         101        1.69%    $       8,309     $         277         4.44%
Investment securities ............           10,695               437        5.45%            9,967               530         7.09%
Loans ............................           96,048             5,597        7.77%           75,624             5,471         9.65%
                                      -------------     -------------    ---------    -------------     -------------    ---------
     Total earning assets ........    $     114,736             6,135        7.13%    $      93,900             6,278         8.91%
                                      =============     -------------                 =============     -------------
     Total interest bearing
       liabilities ...............    $     106,944             2,626        3.27%    $      85,211             3,703         5.79%
                                      =============     -------------    ---------    =============     -------------    ---------
Net interest spread ..............                                           3.86%                                            3.12%
Net interest income/margin .......                      $       3,509        4.08%                      $       2,575         3.66%
                                                        =============    =========                      =============    =========


                                                                     (Continued)

         As reflected above, for the first nine months of 2002 the average yield on earning assets amounted to 7.13%, while the average cost of interest-bearing liabilities was 3.27%. For the same period of 2001, the average yield on earning assets was 8.91% and the average cost of interest-bearing liabilities was 5.79%. The decrease in the yield on earning assets is attributable to the decrease in interest rates throughout 2001. As assets have been renewed and originated, they have been priced at lower rates. This decrease in interest rates was driven by a 425 basis point decrease in the Federal Funds Interest Rate by the Federal Reserve during 2001. The interest bearing liabilities of the Company did not reprice as quickly as the interest bearing assets of the Company causing a short term narrowing of the net interest margin during 2001. Since interest rates have remained relatively stable during 2002, the Bank has been able to reprice liabilities to reflect current rate conditions and improve the Company's net interest margin in 2002. The net interest margin for the period ended September 30, 2002 was 4.08% and for the period ended September 30, 2001 was 3.66%.

         The following table represents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to increased volume of earning assets and interest bearing liabilities and a decrease in rates on earning liabilities that was greater than the decrease in rates earned on interest bearing assets.


                   Analysis of Changes in Net Interest Income

                                                                                              For the nine months ended
                                                                                             September 30, 2002 versus 2001
                                                                                             ------------------------------
                                                                                       Volume              Rate           Net change
                                                                                       ------              ----           ----------

Federal funds sold ........................................................           $    (4)           $  (172)           $  (176)
Investment securities .....................................................                30               (123)               (93)
Loans .....................................................................             1,191             (1,065)               126
                                                                                      -------            -------            -------
       Total earning assets ...............................................             1,217             (1,360)              (143)
       Total interest on interest-bearing liabilities .....................              (533)             1,610              1,077
                                                                                      -------            -------            -------
Net interest income .......................................................           $   684            $   250            $   924
                                                                                      =======            =======            =======


NONINTEREST INCOME

         Noninterest income was $330,865 and $ 175,149 for the nine months ended September 30, 2002 and 2001, respectively. This increase primarily resulted from a growth in service fees of $80,303 due to growth in the number of deposit accounts and an increase in overdraft fees. The company also experienced growth in other income of $ 75,413 resulting from mortgage loan origination fees, and investment income from equity securities and bank owned insurance policies.

NO NINTEREST EXPENSE

         Noninterest expenses for the nine months ended September 30, 2002 and 2001 were $ 2,441,567 and $ 2,071,036, respectively. This increase of $ 370,531 was due to an increase of $ 112,274 in salaries and benefits, an increase of $ 75,759 in occupancy expense, and an increase of $ 182,498 in other expenses. Other expenses increased year to year in the following areas: an increase of $23,476 in telephone expenses; an increase of $23,306 in accounting fees; an increase in $33,740 in data processing expense; and an increase of $ 74,138 in expenses related to other real estate owned. The increases in salaries and benefits, occupancy, data processing, accounting fees, and telephone expense are a result of the staffing and facility needs for the opening of a new main office in Greenville during August of 2002.

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

         The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates could adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities did not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Bank's interest sensitivity gap ("Gap"). This analysis does not take into account the dynamics of the marketplace. Gap is a static measurement that assumes if the prime rate increases all assets and liabilities that are due to reprice will increase by the same magnitude at the next opportunity. Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period.



ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses was 1.17% of loans, net of unearned income, as of September 30, 2002 compared to 1.36% as of December 31, 2001. The provision for loan losses was $ 580,000 and $ 522,000 for the nine months ended September 30, 2002 and 2001, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate. The following table presents changes in the Company's allowance for loan loss reserve:

Balance of allowance for loan losses - beginning, December 31, 2001 ..  $ 1,176

Net charge-offs ......................................................     (536)

Additions to allowance charged to expense ............................      580
                                                                        -------

Balance of allowance for loan losses - ending, September 30, 2002 ....  $ 1,220
                                                                        =======

Ratios                                                                         September  30, 2002               December 31, 2001
                                                                               -------------------               -----------------

Allowance for loan loss to outstanding loans ...............................          1.17%                            1.36%
Delinquency ratio ..........................................................          1.23%                            3.05%

                                                                     (Continued)
                                      -11-

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. As of September 30, 2002, the Company had outstanding commitments to fund $17.6 million of loans in the future. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At September 30, 2002, the Bank had the ability to borrow up to 10% of assets from the FHLB and $8.5 million of borrowings were outstanding from the FHLB. Its borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. As of September 30, 2002, the Bank had $9.4 million in securities securing outstanding advances. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2002 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

FACILITIES

         During August of 2002, the Company completed construction of a new main office facility at the intersection of Halton Road and Rocky Slope Road in Greenville, SC. Construction costs to complete and furnish the new facility totaled $2.9 million.

CAPITAL RESOURCES

         The capital base for the Company increased by $ 610,500 for the first nine months of 2002. This net change includes an increase to equity for net income of $ 451,503 and unrealized gains on investment securities of $ 158,997. The Company's equity to asset ratio was 7.06% on September 30, 2002, as compared to 7.27% on December 31, 2001.

         The Company is subject to minimum capital requirements established by the Board of Governors for the Federal Reserve System. For bank holding companies the size of the Company, capital adequacy is measured by the capital adequacy of the subsidiary bank. The Debentures are in included in Total capital in the table below. The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of September 30, 2002, the Bank exceeds the capital requirement levels that are to be maintained.


                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                              Well                   Adequately
                                                                                            Capitalized              Capitalized
                                                                      Actual                Requirement              Requirement
                                                                      ------                -----------              -----------
                                                              Amount         Ratio     Amount         Ratio     Amount         Ratio
                                                              ------         -----     ------         -----     ------         -----
Total capital (to risk weighted  assets) ..................  $13,695         12.68%    $10,801        10.0%     $ 8,641         8.0%
Tier 1 capital (to risk weighted  assets) .................    8,975          8.3%     $ 6,481         6.0%     $ 4,320         4.0%
Tier 1 capital (to average assets) ........................    8,975          7.1%     $ 6,309         5.0%     $ 5,047         4.0%

                                                                     (Continued)
                                      -12-

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 0.76% and 1.25% as of September 30, 2002 and December 31, 2001, respectively. Nonperforming assets decreased to $ 797,618 as of September 30, 2002 from $1,390,084 at December 31, 2001.

RELATED PARTY TRANSACTION

         On March 29, 2002, the Bank entered into four separate participation agreements with Mason Y. Garrett, Chairman of the Board. These agreements sell an undivided 99.986% interest in four specified past due loans held by the Bank together with title to an undivided ratable interest in any and all security or security titles the Bank has in or to any personal or real property collateral to secure the obligation and all direct and indirect proceeds of the collateral. The consideration paid to the Bank by Mr. Garrett was the pro rata portion of the outstanding principal balance of the four loans. It is the opinion of the management of the Bank that these transactions were conducted at arms'-length. Principal, interest, and all related fees of $ 2,328,089 were paid in full on August 7th, 2002 for the four loans by the borrower. All terms of participation agreement have been satisfied and no amounts are outstanding under participation agreements at September 30, 2002.


RECENTLY ISSUED ACCOUNTING STANDARDS

         Accounting pronouncements recently issued or proposed by the Finance Accounting Standards Board are not expected to have a material effect on the financial position of the Company.


ITEM 3.

         (a) Based on their evaluations of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.


         (b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION



Item 6. Exhibits and Report on Form 8-K

(a)      Exhibits

         None


(b)      Reports on Form 8-K

         None

SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                    Name of Bank



By:  s/Mason Y. Garrett                                  Date: November 13, 2002
     -------------------------------------------              ------------------
     Chief Executive Officer


By:  s/J. B. Garrett                                     Date: November 13, 2002
     -------------------------------------------              ------------------
     Principal Financial Officer

I, Mason Y. Garrett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GrandSouth Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                    s/ Mason Y. Garrett
                                    --------------------------------------------
                                     Chief Executive Officer

I, J. B. Garrett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GrandSouth Bancorporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002



                                    s/ J. B. Garrett
                                    --------------------------------------------
                                     Chief Financial Officer