Form 10KSB
period 2002-12-31
GRANDSOUTH BANCORPORATION
filed 2003-03-31
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                File Number 000-31937

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

         Issuer's Telephone Number, Including Area Code: (864) 770-1000

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $8,297,113.

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2003, was approximately $7,383,191. (In the absence of an active trading market for the Registrant's common equity, book value is used as a proxy for market value.) As of March 1, 2003, there were 1,969,095 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      8
Item 4   Submission of Matters to a Vote of Security Holders ............      8
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......     10
Item 7   Financial Statements ...........................................     23
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     47
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     47
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K
Item 14  Controls and Procedures

     * Incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, GrandSouth Bancorporation (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Greenville, Fountain Inn and Simpsonville, South Carolina. The main office is located at 381 Halton Road, in Greenville, South Carolina, and branch offices are located at 325 South Main Street, in Fountain Inn, South Carolina, and 327 Fairview Road, Simpsonville, South Carolina. The main office in Greenville opened in the third quarter of 2002.

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

         Other services offered by the Bank include safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, and traveler's checks.

         At February 28, 2003, the Bank employed 31 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2002. At that time, 20 banks, and savings banks with 147 branch locations competed in Greenville County for aggregate deposits of approximately $6.1 billion.

         Banks generally compete with other financial institutions through the savings products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. Furthermore, out-of-state banks may commence operations and compete in the Bank's primary service area. Many large banking organizations, several of which are controlled by out-of-state ownership, currently operate in the Bank's market area.


         In the conduct of certain areas of its business, the Bank competes with commercial banks, savings and loan associations, credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking services and trust services, that the Bank does not provide. Moreover, most of these competitors have more numerous branch offices located throughout their market areas, a competitive advantage that the Bank does not have to the same degree. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Bank.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2002.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Gramm-Leach-Bliley Act

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

Item 2.    Description of Property.

         The Bank owns a lot at the intersection of Halton Road and Rocky Slope Road in Greenville, South Carolina on which its main office facility is located. This facility, which was completed in August 2002, is a 20,000 square foot, three story building. The cost of building and furnishing the new facility totaled $2.9 million.

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

           No matters were submitted to a vote of security holders in the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2002, management is aware of a few transactions in which the Company's common stock has been transferred for prices ranging from $6.19 to $7.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock.

         As of February 28, 2003, there were approximately 630 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         In January 2003, the Company issued a 5% stock dividend. The trade prices above have been adjusted to reflect this stock dividend.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a new company with no operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to: the Company's growth and ability to maintain growth; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effect of interest rate changes on the level and composition of deposits, loan demand and the value of the loan collateral and securities;  the  effects  of  competition  from  other  financial  institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet; failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

Certain accounting policies involve significant estimates and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Financial Condition

         At December 31, 2002 the Company had total assets of $141.5 million composed primarily of loans of $109.5 million, securities, investments and Federal Funds sold of $23.3 million and cash and due from banks of $2.7 million. Liabilities were $132.2 million at December 31, 2002, composed primarily of deposits of $118.5 million, Federal Home Loan Bank advances of $8.5 million, and subordinated debentures of $3.5 million. Shareholders' equity was $9.3 million at December 31, 2002.

         The Company's loan portfolio at December 31, 2002 consisted primarily of $45.1 million of commercial loans, $44.8 million of real estate mortgage loans, $13.6 million of real estate construction loans and $7.4 million of consumer loans. The allowance for loan losses totaled $1.4 million at December 31, 2002. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2002.

Earnings Performance

         The Bank had net income from operations for the year ended December 31, 2002 of $600,882, or $0.31 basic earnings per share and $0.26 diluted earnings per share, compared to $295,814 or $0.15 basic earnings per share and $0.15 diluted earnings per share for the year ended December 31, 2001. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities, excluding the provision for loan losses) of $4,738,333 in 2002 as compared to $3,590,637 for 2001. The Bank also had other operating income (principally service charges, fees and commissions) of $440,809 in 2002 and $277,061 in 2001. The Bank provided $805,000 and $722,500 to its allowance for loan losses in 2002 and 2001 respectively, and had other operating expenses (principally salaries and benefits, occupancy and equipment expenses and data processing expenses) of $3,312,790 in 2002 and $2,978,440 in 2001.

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

         During the year ended December 31, 2002,  net interest  income was $4.7 million. For the year ended December 31, 2001, net interest income was $3.6 million. This increase was primarily attributable to an increase in volume as average interest earning assets increased to $120.1 million in 2002 from $97.2 million in 2001. The average yield on interest earning assets decreased to 6.91% from 8.65% in 2002 compared to 2001, while the average cost of interest bearing liabilities decreased to 3.20% from 5.47%. The net yield on average interest earning assets increased to 3.95% in 2002 from 3.70% in 2001.

The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the years ended December 31, 2002 and 2001.

                                                                             Average Balances, Yields and Rates
                                                                                   (Dollars in Thousands)
                                                              Year Ended December 31, 2002        Year Ended December 31, 2001
                                                              ----------------------------        ----------------------------
                                                                         Interest                             Interest
                                                             Average      Income/    Yields/     Average       Income/     Yields/
                                                           Balances(1)    Expense     Rates    Balances(1)     Expense      Rates
                                                           -----------    -------     -----    -----------     -------      -----
Assets
Federal funds sold and interest bearing deposits .......    $  9,391      $  148      1.58%     $  7,420        $  331      4.47%
Investment securities ..................................      12,031         609      5.06        10,263           682      6.64
Loans (2) (3) ..........................................      99,820       7,540      7.55        79,475         7,392      9.30
                                                            --------      ------      ----      --------        ------
  Total interest earning assets ........................     121,242       8,297      6.84        97,158         8,405      8.65
Cash and due from banks ................................       2,263                               3,121
Allowance for loan losses ..............................     (1,246)                             (1,073)
Premises and equipment .................................       3,291                               1,561
Other assets ...........................................       2,700                               1,649
                                                            --------                            --------
  Total assets .........................................    $128,250                            $102,416
                                                            ========                            ========
Liabilities and shareholders' equity
  Interest bearing deposits ............................      99,160       3,092      3.12      $ 82,996         4,552      5.48
  FHLB advances ........................................       8,500         371      4.36         1,593            68      4.29
  Subordinated debentures ..............................       3,500          96      2.75         3,500           194      5.53
                                                            --------      ------      ----      --------        ------
    Total interest bearing liabilities .................     111,160       3,559      3.20        88,089         4,814      5.47
Noninterest bearing demand deposits ....................       7,090                               5,212
Other liabilities ......................................       1,363                               2,036
                                                            --------                            --------
    Total liabilities ..................................     119,613                              95,337
Shareholders' equity ...................................       8,637                               7,079
                                                            --------                            --------
  Total liabilities and  shareholders' equity ..........    $128,250                            $102,416
                                                            ========                            ========
Interest rate spread (4) ...............................                              3.64                                  3.18
Net interest income and net yield
  on earning assets  (5) ...............................                   4,738      3.91                       3,591      3.70
Interest free funds supporting earning
  assets (6) ...........................................     $12,419                            $  9,069

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(3) Loan fees are included in the computation of interest income. Loan fees generated must be netted against the incremental direct costs incurred in originating a loan to establish a net loan fee. The net loan fees generated during the periods presented are not material.
(4) Total interest earning assets yield less the total interest bearing liabilities rate.
(5)  Net interest income divided by total interest earning assets.
(6)  Total interest earning assets less total interest bearing liabilities.

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

                                                                               Year Ended December 31, 2002 compared to 2001
                                                                                        Increase (Decrease) Due to
                                                                                        --------------------------
                                                                            Volume          Rate       Volume/ Rate         Change
                                                                            ------          ----       ------------         ------
Interest earned on:                                                                      (Dollars in Thousands)
       Federal funds sold and interest bearing
         deposits ...............................................              88            (214)         $   (57)         $  (183)
       Investments ..............................................             120            (163)             (31)             (74)
       Gross Loans ..............................................           1,892          (1,388)            (355)             149
                                                                          -------         -------          -------          -------

Total Interest Income ...........................................           2,100          (1,765)            (443)            (108)

Interest paid on:
       Deposits .................................................             887          (1,965)            (383)          (1,461)
       FHLB advances ............................................             296               1                5              302
       Subordinated debentures ..................................               -             (97)               -              (97)
                                                                          -------         -------          -------          -------
Total Interest Expense ..........................................           1,183          (2,061)            (378)          (1,256)

Change in Net Interest Income ...................................             917             296          $   (65)         $ 1,148
                                                                          =======         =======          =======          =======

         During 2003, management expects that interest rates will remain relatively flat during the entire year. Therefore, any improvements in net interest income for 2003 are expected to be largely the result of increases in the volume and changes in the mix of interest earning assets and liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within its service area in the Greenville, South Carolina area. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at December 31, 2002 of $5.4 million for a cumulative gap ratio of 106.31%. When interest sensitive assets exceed interest sensitive liabilities for a specific repricing "horizon", a positive interest sensitivity gap results. The gap is negative when interest sensitive liabilities exceed interest sensitive assets. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

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

                          Interest Sensitivity Analysis

                                                                                         December 31, 2002
                                                                                         -----------------
                                                               Within           4-12         Over 1-5        Over 5
                                                              3 Months         Months         Years          Years          Total
                                                              --------         ------        --------        ------         -----
                                                                                        (Dollars in thousands)
Interest earning assets
   Federal funds sold ................................       $  5,197        $      -        $      -           $   -       $  5,197
   Investments and FHLB stock ........................          3,552           1,986           6,078           6,467         18,083
   Loans .............................................         60,432          20,578          28,880           1,049        110,939
                                                             --------        --------        --------        --------       --------

        Total interest earning assets ................         69,181          22,564          34,958           7,516        134,219
                                                             ========        ========        ========        ========       ========
Interest bearing liabilities
   Interest bearing deposits
      Interest bearing transaction accounts ..........            665               -           1,796               -          2,461
      Savings and money market accounts ..............         26,169               -          12,315               -         38,484
      Time deposits over $100M .......................          7,669          10,487           4,607               -         22,763
      Other time deposits ............................         11,264          26,543           9,672               -         47,479
                                                             --------        --------        --------        --------       --------
        Total interest bearing deposits ..............         45,767          37,030          28,390               -        111,187
                                                             --------        --------        --------        --------       --------

   Other borrowings ..................................          3,500               -           8,500               -         12,000
                                                             --------        --------        --------        --------       --------
        Total interest bearing liabilities ...........       $ 49,267        $ 37,030        $ 36,890        $      -       $123,187
                                                             ========        ========        ========        ========       ========

Interest sensitivity gap .............................       $ 19,914         (14,466)         (1,932)          7,516
Cumulative interest sensitivity gap ..................         19,914           5,448          (3,516)         11,032

Gap ratio ............................................         140.42%          60.93           94.76          100.00
Cumulative gap ratio .................................         140.42          106.31          102.85          108.96

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate to provide for inherent losses. The Bank provided $805,000 and $722,500 to the allowance during the years ended December 31, 2002 and 2001, respectively. The increase in the provision for loan loss for 2002 versus 2001 was the result of growth in the loan portfolio and net charge-offs.

Other Income

         In 2002, the Bank had other income of $440,809 principally from service charges, fees and commissions as compared to $277,061 of such income in 2001. The increase in 2002 was the result of increases of $83,666 in service fees on deposit accounts, $22,499 in Bank-owned life insurance, $16,390 in mortgage origination fees and $7,500 in rental income.

Other Expenses

         Other expenses consist of salaries and employee benefits of $1,789,615 and $1,676,062 for 2002 and 2001, respectively. The increase in 2002 is primarily due to increased staff at the Greenville location. Net occupancy and data processing expenses, totaled $731,336 for the year ended December 31, 2002 as compared to $542,315 for the year ended December 31, 2001. The increase in data processing expenses was due to increased volume of transactions and new accounts generated from asset growth. The increase in net occupancy expense was the result of increased depreciation expense and moving expenses related to the construction of the new Greenville office and the related furniture and equipment. In 2002, the Bank also recorded write-downs of assets acquired in settlement of loans of $44,000 and $151,495 in 2001.

Income Taxes

         During the years ended December 31, 2002 and 2001, the Bank recorded income tax expense of $460,470 and an income tax benefit of $129,056, respectively. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2002, the Bank's investment portfolio, excluding investments required for membership in the Federal Home Loan Bank of Atlanta ("FHLB"), comprised approximately 12.5% of its total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2002 and at December 31, 2001. Available-for-sale securities are stated at estimated fair value. The Bank had no held for investment securities at December 31, 2002 or 2001.

                        Securities Portfolio Composition

                                                                    December 31, 2002                   December 31, 2001
                                                                    -----------------                   -----------------
                                                                           Net                                   Net
                                                                        Unrealized                            Unrealized
                                                               Book      Holding      Fair        Book         Holding       Fair
                                                              Value    Gain/(Loss)    Value       Value      Gain/(Loss)     Value
                                                              -----    -----------    -----       -----      -----------     -----
                                                                                    (Dollars in thousands)
Available for sale:
         U. S. Agency obligations ...................     $  5,992     $     61     $  6,053     $  3,483     $     80      $  3,563
         Mortgage-backed securities .................       11,391          214       11,605        7,391          (33)        7,358
                                                          --------     --------     --------     --------     --------      --------
                                                          $ 17,383     $    275     $ 17,658     $ 10,874     $     47      $ 10,921
                                                          ========     ========     ========     ========     ========      ========

         The Bank also holds stock of the FHLB. This stock is recorded at a cost of $425,000 at December 31, 2002 and 2001, and has no quoted market value. However, redemption of this stock has historically been at par value.


The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 2002. All of the securities are categorized as available-for-sale securities and are stated at estimated fair value.

                   Securities Portfolio Maturities and Yields

                                                        December 31, 2002
                                                        -----------------
                                                  Fair value            Yield
                                                  ----------            -----
                                                      (Dollars in thousands)
U. S. Government Agency obligations
         Due within one year ................      1,034,375               5.97%
         Due from one to five years .........      5,018,320               3.20
                                               -------------
                                                   6,052,695

Mortgage-backed securities
         Due from five to ten years .........      7,382,362               4.09%
         Due after ten years ................      4,223,133               5.07
                                               -------------
                                                  11,605,495
                                               -------------
                                                  17,658,190               4.17%
                                               =============

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2002 and 2001, are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                                                                   December 31,
                                                                                                   ------------
                                                                                    2002          %           2001              %
                                                                                    ----         ---          ----             ---
                                                                                         (Dollars in thousands)
Commercial, financial and industrial .......................................    $  45,122       40.7%       $  36,800         39.7%
Real estate - Construction .................................................       13,627       12.3            6,846          7.4
Real estate - Mortgage .....................................................       44,840       40.4           41,924         45.2
Consumer ...................................................................        7,350        6.6            7,120          7.7
                                                                                ---------      -----        ---------        -----
    Total loans ............................................................      110,939      100.0%          92,690        100.0%
Less allowance for loan losses .............................................       (1,395)                     (1,176)
                                                                                ---------                   ---------
                                                                                $ 109,544                   $  91,514
                                                                                =========                   =========

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

         Loans secured by real estate mortgages comprised 40.4% of the Bank's loan portfolio at December 31, 2002. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2002, as well as the type of interest requirement on such loans.

                                                                             December 31, 2002
                                                                             -----------------
                                                         One Year          One to        Five Years
                                                          Or Less        Five Years       Or More          Total
                                                          -------        ----------       -------          -----
                                                                          (Dollars in thousands)

Commercial, financial and industrial ...............        28,922          15,995            205          45,122
Real estate - construction .........................        10,912           2,668             47          13,627
Real estate - mortgage .............................        20,938          23,570            332          44,840
Consumer installment ...............................         1,964           5,313             73           7,350
                                                            ------          ------            ---         -------
         Total loans ...............................        62,736          47,546            657         110,939
                                                            ======          ======            ===         =======

                                                   Predetermined rate                                     $56,806
                                                                                                          =======

                                                   Variable rate                                          $54,133
                                                                                                          =======

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed. At December 31, 2002 and 2001, the Bank had $855,270 and $1,362,265, respectively, of nonaccrual loans. Gross interest income that would have been recorded with respect to nonaccrual loans in 2002 and 2001 under the original terms of the loans was $27,430 and $195,396, respectively. Interest income for 2002 and 2001 in the amount of $26,473 and $25,323, respectively, was recognized for nonaccrual loans. At December 31, 2002 and 2001 there were $0 and $626,000, respectively, of loans 90 days or more past due and still accruing interest.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. At December 31, 2002, no loans were past due ninety days or more and still accruing interest. There were $4.0 million of loans determined by management to be potential problem loans at December 31, 2002.

Assets Acquired in Foreclosure

         At December 31, 2002 and 2001, the Bank had assets acquired in settlements of loans of approximately $243,000 and $574,000, respectively. For both years, those amounts represented 100% of real estate owned. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

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

         In reviewing the adequacy of the allowance for loan losses at each year end, management took into consideration the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2002.

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

         During 2002, the Bank experienced net charge-offs in the amount of approximately $586,000. Management believes that it has adequately provided for losses considering its assessment of collateral values and other factors affecting collectibility. In addition, Management feels that procedures to monitor extensions of credit, construction draws, and current financial condition of borrowers have improved during the last two years as compared to previous periods.

         The allowance is not allocated to different segments of the portfolio. The Bank charges losses from any segment of the portfolio to the allowance without any allocation.

                         Summary of Loan Loss Experience

                                                                                                           Year Ended
                                                                                                           ----------
                                                                                            December 31, 2002      December 31, 2001
                                                                                            -----------------      -----------------
                                                                                                         (Dollars in thousands)
Total gross loans outstanding at end of period ...................................              $ 110,939                $  92,690
Average amount of loans outstanding, gross .......................................                 99,820                   78,318
                                                                                                ---------                ---------

Balance of allowance for loan losses - beginning .................................                  1,176                      958
                                                                                                ---------                ---------
Loans charged off:
     Real estate loans ...........................................................                   (529)                    (247)
     Consumer loans ..............................................................                    (54)                     (94)
     Commercial and other loans ..................................................                    (25)                    (164)
                                                                                                ---------                ---------
        Total charge-offs ........................................................                   (608)                    (505)

Recoveries of loans previously charged-off .......................................                     22                        -
                                                                                                ---------                ---------
Net charge-offs ..................................................................                   (586)                    (505)

Additions to allowance charged to expense ........................................                    805                      723
                                                                                                ---------                ---------

Balance of allowance for loan losses - ending ....................................              $   1,395                $   1,176
                                                                                                =========                =========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ..........................................                   0.59%                    0.64%
     Net charge-offs to loans at end of period ...................................                   0.53                     0.54
     Allowance for loan losses to average loans ..................................                   1.40                     1.50
     Allowance for loan losses
         to loans at end of period ...............................................                   1.26                     1.27
     Allowance for loan losses to nonperforming loans
        at end of period .........................................................                   1.63                     86.3
     Net charge-offs to allowance for loan losses ................................                   42.0                     42.9
     Net charge-offs to provision for loan losses ................................                   72.8                     69.9

Deposits

The amounts and composition of total deposits as of December 31, 2002 and 2001 were as follows (dollars in thousands):

                                                                                        December 31,
                                                                                        ------------
                                                                             2002                                 2001
                                                                             ----                                 ----
                                                                 Amount                Percent           Amount             Percent
                                                                 ------                -------           ------             -------
Noninterest bearing ..............................             $  7,286                  6.1%           $  4,763                5.0%
NOW accounts .....................................                2,461                  2.1               2,198                2.3
Money market accounts ............................               38,037                 32.1              21,771               22.9
Savings ..........................................                  447                  0.4                 494                0.5
Time, less than $100,000 .........................               47,479                 40.1              44,772               47.1
Time, $100,000 and over ..........................               22,763                 19.2              21,040               22.2
                                                               --------                -----            --------              -----
                                                               $118,473                100.0%           $ 95,038              100.0%
                                                               ========                =====            ========              =====

The average amounts and average rate paid on deposits held by the Bank for the years ended December 31, 2002 and 2001 are summarized below:

                                                                                                     Deposits
                                                                                              (Dollars in Thousands)
                                                                                December 31, 2002                December 31, 2001
                                                                                -----------------                -----------------
                                                                                 Amount           Rate         Amount          Rate
                                                                                ------           ----         ------          ----
Noninterest bearing demand ...........................................         $  7,090             -       $  5,245             -
Interest bearing transaction accounts ................................            2,317          0.60          1,878          1.54
Savings ..............................................................              455          0.93            303          1.18
Money market accounts ................................................           25,274          2.08         17,312          3.70
Certificates of deposit and individual  retirement
accounts .............................................................           71,114          3.58         63,470          6.11
                                                                               --------          ----       --------          ----

         Total average deposits ......................................         $106,250          2.91%      $ 82,208          5.16%
                                                                               ========          ====       ========          ====

         As of December 31, 2002, the Bank held $22.8 million in time deposits of $100,000 or more, with approximately $7.9 million with maturities within three months, $4.9 million with maturities over three through six months, $5.4 million with maturities over six through twelve months, and $3.7 million with maturities over twelve months through three years, and $0.9 million with maturities over three years. Brokered deposits as of December 31, 2002 amounted to approximately $7,422,000.

         It is a common industry practice not to consider time deposits of $100,000 and over or brokered deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and, therefore, such deposits may have characteristics of shorter-term purchased funds. Such deposits require maintenance of an appropriate matching of maturity distribution and diversification of sources to achieve an appropriate level of liquidity.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2002 and 2001.

                                                 Years Ended December 31,
                                                 ------------------------
                                                   2002            2001
                                                   ----            ----

               Return on average assets             0.47%           0.29%
               Return on average equity             6.96            4.18
               Average equity to average
                 asset ratio                        6.73            6.91

Liquidity


         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less time deposits greater than $100,000 and less brokered deposits) provide a relatively stable funding base, and were equal to 62.4% of total assets at December 31, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At December 31, 2002, the Bank had the ability to borrow up to 15% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at December 31, 2002. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is a fixed rate borrowing, but the $2 million advance is callable and may reprice prior to its final maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2002 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

The Bank also has $1,000,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

Off-Balance Sheet Risk

The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $17.0 million through various types of lending. Commitments at variable rates of interest totaled $10.3 million and commitments at fixed rates totaled $6.7 million.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that is has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $667,870 at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 537,000 at December 31, 2002. These obligations are payable over several years as shown in Note 10 to the Company's consolidated financial statements.

Capital Resources

         The equity capital of the Company increased by $756,176 during 2002 as the result of net operating income of $600,882, and unrealized gains, net of tax, in the investment portfolio of $155,294.

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

The Bank's December 31, 2002 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                              To be well capitalized
                                                                                                                   under prompt
                                                                                          For capital               corrective
                                                                 Actual                adequacy purposes         action provisions
                                                                 ------                -----------------         -----------------
                                                                                            Minimum                  Minimum
                                                                                            -------                  -------
                                                        Amount           Ratio       Amount       Ratio        Amount          Ratio
                                                        ------           -----       ------       -----        ------          -----
                                                                                   (Amounts in thousands)
As of December 31, 2002
  Total Capital (to risk weighted
     assets) ...................................        $13,743          11.62%     $ 9,463         8.0%      $11,829         10.0%
  Tier 1 Capital (to risk weighted
     assets) ...................................         12,348          10.44        4,732         4.0         7,097          6.0
  Tier 1 Capital (to average assets)
     (leverage) ................................         12,348           8.81        5,606         4.0         7,008          5.0

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

Item 7.  Financial Statements.

         The following financial statements of GrandSouth Bancorporation are included herewith:

          Report of Independent  Certified Public Accountants

          Balance Sheets at December 31, 2002 and 2001

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
GrandSouth Bancorporation and Subsidiary
Greenville, South Carolina


         We have audited the accompanying consolidated balance sheets of GrandSouth Bancorporation and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the GrandSouth Bancorporation and Subsidiary at December 31, 2002 and 2001 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                        Elliott Davis, LLC



Greenville, South Carolina
February 7, 2003

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                        2002                  2001
                                                                                                        ----                  ----
                                                            ASSETS
Cash and due from banks ......................................................................       $  2,669,420       $  2,207,293
Federal funds sold ...........................................................................          5,197,000          8,138,000
                                                                                                     ------------       ------------

           Total cash and cash equivalents ...................................................          7,866,420         10,345,293

Investment securities available for sale .....................................................         17,658,190         10,921,166
Other investments, at cost ...................................................................            425,000            425,000
Loans, net ...................................................................................        109,544,338         91,514,192
Property and equipment, net ..................................................................          3,993,030          2,117,214
Bank owned life insurance ....................................................................            785,649            749,968
Assets acquired in settlement of loans .......................................................            242,835            573,526
Other assets .................................................................................            967,935            993,966
                                                                                                     ------------       ------------

           Total assets ......................................................................       $141,483,397       $117,640,325
                                                                                                     ============       ============

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing .....................................................................       $  7,285,699       $  4,762,844
     Interest bearing ........................................................................        111,186,823         90,275,216
                                                                                                     ------------       ------------

           Total deposits ....................................................................        118,472,522         95,038,060

Federal Home Loan Bank advances ..............................................................          8,500,000          8,500,000
Subordinated debentures ......................................................................          3,500,000          3,500,000
Other liabilities ............................................................................          1,699,603          2,047,169
                                                                                                     ------------       ------------

           Total liabilities .................................................................        132,172,125        109,085,229
                                                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES - Notes 10 and 14

SHAREHOLDERS' EQUITY
     Common stock, no par value, 20,000,000 shares authorized,
        1,875,329 shares issued at December 31, 2002 and 2001 ................................          8,464,227          8,464,227
     Retained earnings .......................................................................            660,001             59,119
     Accumulated other comprehensive income ..................................................            187,044             31,750
                                                                                                     ------------       ------------

           Total shareholders' equity ........................................................          9,311,272          8,555,096
                                                                                                     ------------       ------------

           Total liabilities and shareholders' equity ........................................       $141,483,397       $117,640,325
                                                                                                     ============       ============






         The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                For the years ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                    2002                 2001                2000
                                                                                    ----                 ----                ----
INTEREST INCOME
   Loans and fees on loans ...............................................        $ 7,540,240        $ 7,391,647         $ 6,691,021
   Investment securities .................................................            756,873          1,013,624             991,607
                                                                                  -----------        -----------         -----------

        Total interest income ............................................          8,297,113          8,405,271           7,682,628

INTEREST EXPENSE
   Deposits ..............................................................          3,092,067          4,552,670           4,304,240
   Federal Home Loan Bank advances .......................................            370,463             68,409                   -
   Subordinated notes ....................................................             96,250            193,555                   -
                                                                                  -----------        -----------         -----------

        Total interest expense ...........................................          3,558,780          4,814,634           4,304,240
                                                                                  -----------        -----------         -----------

        Net interest income ..............................................          4,738,333          3,590,637           3,378,388

PROVISION FOR POSSIBLE LOAN LOSSES .......................................            805,000            722,500             865,000
                                                                                  -----------        -----------         -----------

        Net interest income after provision for
           possible loan losses ..........................................          3,933,333          2,868,137           2,513,388
                                                                                  -----------        -----------         -----------

NONINTEREST INCOME
   Service fees on deposit accounts ......................................            293,119            209,453              90,100
   Other .................................................................            147,690             67,608              25,187
                                                                                  -----------        -----------         -----------

        Total noninterest income .........................................            440,809            277,061             115,287
                                                                                  -----------        -----------         -----------

NONINTEREST EXPENSES
   Salaries and benefits .................................................          1,789,615          1,676,062           1,218,919
   Printing and supplies .................................................             97,586             86,665              63,584
   Data processing .......................................................            293,868            242,656             181,513
   Occupancy and equipment ...............................................            437,468            299,659             211,078
   Professional services .................................................            159,845            142,698             104,112
   Writedowns and expenses on assets acquired in settlement
   of loans ..............................................................             89,031            151,495              80,000
   Other operating .......................................................            445,377            379,205             295,946
                                                                                  -----------        -----------         -----------

        Total noninterest expenses .......................................          3,312,790          2,978,440           2,155,152
                                                                                  -----------        -----------         -----------

        Income before income taxes .......................................          1,061,352            166,758             473,523

INCOME TAX PROVISION (BENEFIT) ...........................................            460,470           (129,056)            176,253
                                                                                  -----------        -----------         -----------

        Net income .......................................................        $   600,882        $   295,814         $   297,270
                                                                                  ===========        ===========         ===========

NET INCOME PER COMMON SHARE
     Basic ...............................................................        $      0.31        $      0.15         $      0.15
                                                                                  ===========        ===========         ===========

     Diluted .............................................................        $      0.26        $      0.15         $      0.15
                                                                                  ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
     Basic ...............................................................          1,969,095          1,969,095           1,966,785
                                                                                  ===========        ===========         ===========

     Diluted .............................................................          2,560,416          2,011,995           2,022,303
                                                                                  ===========        ===========         ===========

         The accompanying notes are an integral part of these consolidated financial statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2002, 2001 and 2000


                                                                                                        Accumulated
                                                       Common stock         Additional     Retained         other         Total
                                                       ------------           paid-in      Earnings     comprehensive  shareholders'
                                                    Shares       Amount       capital      (deficit)    income (loss)     equity
                                                    ------       ------       -------      ---------    -------------     ------
Balance, December 31, 1999 ..................     1,873,129   $ 4,682,823   $ 3,771,394    $  (533,965)   $  (168,159)   $ 7,752,093
                                                                                                                         -----------

    Net income ..............................             -             -             -        297,270              -        297,270
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $64,692) ..................             -             -             -              -        132,220        132,220
                                                                                                                         -----------

    Comprehensive income ....................             -             -             -              -              -        429,490
    Par value conversion upon
       exchange of stock ....................             -     3,771,394    (3,771,394)             -              -              -
                                                -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000 ..................     1,873,129     8,454,217             -       (236,695)       (35,939)     8,181,583
                                                                                                                         -----------

    Net income ..............................             -             -             -        295,814              -        295,814
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $33,339) ..................             -             -             -              -         67,689         67,689
                                                                                                                         -----------

    Comprehensive income ....................             -             -             -              -              -        363,503
    Exercise of stock options ...............         2,200        10,010             -              -              -         10,010
                                                -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2001 ..................     1,875,329     8,464,227             -         59,119         31,750      8,555,096
                                                                                                                         -----------

    Net income ..............................                                                  600,882                       600,882
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $ 119,727) ................                                                                 155,294        155,294
                                                                                                                         -----------

    Comprehensive income ....................                                                                                756,176
                                                -----------   -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2002 ..................     1,875,329   $ 8,464,227   $         -    $   660,001    $   187,044    $ 9,311,272
                                                ===========   ===========   ===========    ===========    ===========    ===========















     The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the years ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                       2002               2001              2000
                                                                                       ----               ----              ----
OPERATING ACTIVITIES
      Net income ..........................................................      $    600,882       $    295,814       $    297,270
      Adjustments to reconcile net income to net cash
         provided by operating activities
         Deferred income tax expense (benefit) ............................           227,770           (271,143)            (1,033)
         Provision for possible loan losses ...............................           805,000            722,500            865,000
         Depreciation and amortization ....................................           203,149            144,159            123,481
         Gain on sale of property and equipment ...........................                 -                  -             (7,264)
         Loss on sale of assets acquired in settlement of loans ...........            35,619                  -                  -
         Write-down of assets acquired in settlement of loans .............            44,000            151,495             80,000
         Decrease (increase) in other assets ..............................          (281,739)           128,966             95,226
         Increase (decrease) in other liabilities .........................          (965,937)            46,454          1,568,877
                                                                                 ------------       ------------       ------------

              Net cash provided by operating activities ...................           668,754          1,218,245          3,021,557
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
      Purchase of investment securities ...................................       (12,524,711)       (11,816,674)        (3,725,941)
      Purchase of Federal Home Loan Bank stock ............................                 -           (306,400)                 -
      Proceeds from principal paydowns on investment securities ...........         3,023,004            661,226            758,180
      Proceeds from maturity of investment securities .....................         3,000,000         11,100,000                  -
      Increase in loans, net ..............................................       (19,108,231)       (22,628,222)        (9,833,051)
      Purchase of Bank owned life insurance ...............................                 -           (749,968)                 -
      Increase in cash surrender value of life insurance ..................           (35,681)                 -                  -
      Proceeds from sale of assets acquired in settlement of loans ........           524,157            291,605                  -
      Proceeds from sale of property and equipment ........................            10,237                  -            523,094
      Purchase of property and equipment ..................................        (2,089,225)        (1,039,788)          (913,108)
                                                                                 ------------       ------------       ------------

              Net cash used in investing activities .......................       (27,200,450)       (24,488,221)       (13,190,826)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
      Proceeds from Federal Home Loan Bank advances .......................                 -          8,500,000                  -
      Proceeds from issuance of subordinated debentures ...................                 -          3,500,000                  -
      Exercise of stock options ...........................................                 -             10,010                  -
      Net increase in deposits ............................................        24,052,833         16,828,971          5,414,562
                                                                                 ------------       ------------       ------------

              Net cash provided by financing activities ...................        24,052,833         28,838,981          5,414,562
                                                                                 ------------       ------------       ------------

              Net (decrease) increase in cash and cash
              equivalents .................................................        (2,478,873)         5,569,005         (4,754,707)

CASH AND CASH EQUIVALENTS, BEGINNING
      OF YEAR .............................................................        10,345,293          4,776,288          9,530,995
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $  7,866,420       $ 10,345,293       $  4,776,288
                                                                                 ============       ============       ============

SUPPLEMENTAL INFORMATION Cash paid for:
         Income taxes .....................................................      $    340,610       $    174,370       $          -
                                                                                 ============       ============       ============

         Interest .........................................................      $  4,038,239       $  4,257,929       $  2,440,385
                                                                                 ============       ============       ============

         Loans transferred to assets acquired
              in settlement of loans ......................................      $    273,085       $    109,000       $    819,726
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

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation.

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

   Investment securities
     The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain
     Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value which is determined using quoted market prices. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income). Gains or losses on dispositions of securities are based on the difference between the net proceeds and the adjusted carrying amounts of the securities sold using the specific identification method. Premiums and discounts are amortized into interest income by a method that approximates a level yield.

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

   Allowance for possible loan losses
     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's estimate is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

   Net income per common share
     Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, `Earnings per Share". The treasury stock method is used to compute the effect of stock options and convertible subordinated debentures on the weighted average number of common shares outstanding for diluted earnings per share. On January 21, 2003, the Company issued a five percent stock dividend. Per share and share amounts have been retroactively restated to reflect the stock dividend.

   Statement of cash flows
     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and cash equivalents". Cash and cash equivalents have an original maturity of three months or less.

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


                                                                     (Continued)

   Risks and uncertainties
     In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

   Stock based compensation
     The Company has a stock-based employee compensation plan which is further described in Note 16. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                             Years ended December 31,
                                                                                             ------------------------
                                                                                      2002             2001               2000
                                                                                      ----             ----               ----

Net income, as reported .................................................          $600,882          $ 295,814          $   297,270
Deduct:  Total stock-based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects .........................           (17,828)           (29,431)             (35,431)
                                                                                   --------          ---------          -----------

Pro forma net income ....................................................          $583,054          $ 266,383          $   261,839
                                                                                   ========          =========          ===========

Net income per common share:
     Basic - as reported ................................................          $   0.31          $    0.15          $       0.15
                                                                                   ========          =========          ===========
     Basic - pro forma ..................................................          $   0.30          $    0.14          $       0.13
                                                                                   ========          =========          ===========


     Diluted - as reported ..............................................          $   0.26          $    0.15          $       0.15
                                                                                   ========          =========          ===========
     Diluted - pro forma ................................................          $   0.25          $    0.13          $       0.15
                                                                                   ========          =========          ===========

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000: the risk free interest rate used was 4.50, 5.89 and 5.90 percent, respectively, the expected volatility was 5 percent, the expected option life was 5 years and the assumed dividend rate was zero.

                                                                     (Continued)

Recently Issued Accounting Standards
     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of assets. A corresponding asset (which is depreciated over the life of the asset) must also be recorded. The provisions of SFAS No. 143 were adopted by the Company on January 1, 2003 with no impact on financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes prior pronouncements associated with impairment or disposal of long-lived assets. The statement establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. The adoption of this standard had no impact on the financial position of the Company.

     In April 2002, The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases". This new statement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if they meet the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The adoption of the provisions of SFAS No. 145 had no impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement applies to costs associated with specific exit activities and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The provisions of this statement were adopted by the Company on January 1, 2003 with no impact on financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of SFAS No. 141, "Business Combinations". This statement requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 was effective upon issuance and had no impact on the Company's financial statements.

                                                                     (Continued)

   In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted this standard effective December 31, 2002 and has included the required disclosures in the footnotes to the financials. The Company has not elected the fair value treatment of stock-based compensation and the adoption of this standard had no impact on its financial position.

   Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2002 and 2001 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2002 and 2001, federal funds sold amounted to $ 5,197,000 and $8,138,000, respectively.


NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                       December 31, 2002
                                                                                       -----------------
                                                                                        Gross unrealized
                                                               Amortized                ----------------                  Fair
                                                                 Cost                Gains              Losses            Value
                                                                 ----                -----              ------            -----
Federal Agencies ...................................         $ 5,992,484         $    60,211          $        -         $ 6,052,695
Mortgage backed ....................................          11,390,685             214,810                   -          11,605,495
                                                             -----------         -----------         -----------         -----------

       Total investment securities .................         $17,383,169         $   275,021          $        -         $17,658,190
                                                             ===========         ===========         ===========         ===========


                                                                               December 31, 2001
                                                                               -----------------
Federal Agencies ...................................         $ 3,483,068         $    80,526         $         -         $ 3,563,594
Mortgage backed ....................................           7,390,711              20,957              54,096           7,357,572
                                                             -----------         -----------         -----------         -----------

       Total investment securities .................         $10,873,779         $   101,483         $    54,096         $10,921,166
                                                             ===========         ===========         ===========         ===========

           The amortized costs and fair values of securities available for sale at December 31, 2002, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                     Amortized
                                                        Cost          Fair value
                                                        ----          ----------

Within one year ............................       $   992,484       $ 1,034,375
One to five years ..........................         5,000,000         5,018,320
Five to ten years ..........................         7,304,626         7,382,362
After ten years ............................         4,086,058         4,223,133
                                                   -----------       -----------

       Total investment securities .........       $17,383,169       $17,658,190
                                                   ===========       ===========

           Investment securities with an aggregate amortized cost of $12,870,926 (fair value of $13,130,408) at December 31, 2002 and $9,987,868 (fair value of $10,028,425) at December 31, 2001 were pledged to collateralize public deposits and borrowings.

           The Bank, as a member institution of the Federal Home Loan Bank of Atlanta (FHLB), is required to own capital stock in the FHLB based generally upon the balance of investment securities pledged and FHLB borrowings. FHLB capital stock with a cost of $425,000 at December 31, 2002 and 2001, is included in other investments in the consolidated balance sheets. No ready market exists for the stock, and it has no quoted market value. However, redemption of the stock has historically been at par value.


NOTE 5 - LOANS

           The composition of net loans by major loan category is presented below:

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                2002                       2001
                                                                                                ----                       ----
Commercial ...............................................................                 $ 45,122,320                 $ 36,799,837
Real estate - construction ...............................................                   13,626,756                    6,846,288
Real estate - mortgage ...................................................                   44,840,542                   41,924,033
Consumer .................................................................                    7,349,790                    7,119,604
                                                                                           ------------                 ------------

Loans, gross .............................................................                  110,939,408                   92,689,762
Less allowance for possible loan losses ..................................                    1,395,070                    1,175,570
                                                                                           ------------                 ------------

                                                                                           $109,544,338                 $ 91,514,192
                                                                                           ============                 ============

           At December 31, 2002 and 2001, non-accrual loans totaled $855,270 and $1,362,265, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $27,430, $195,396, and $158,028 in 2002, 2001 and 2000, respectively. At December 31, 2002, there were no loans with payments past due ninety days or more and accruing interest. Loans with payments past due ninety days or more and accruing interest were $626,000 at December 31, 2001. Variable rate and fixed rate loans totaled $54,133,098 and $56,806,310, respectively, at December 31, 2002.



                                                                     (Continued)

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                                                                For the years ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                    2002                  2001                2000
                                                                                    ----                  ----                ----
Balance, beginning of year ..........................................         $ 1,175,570          $   957,899          $ 1,173,000
Provision for possible loan losses ..................................             805,000              722,500              865,000
Loans charged against the allowance, net of recoveries ..............            (585,500)            (504,829)          (1,080,101)
                                                                              -----------          -----------          -----------

Balance, end of year ................................................         $ 1,395,070          $ 1,175,570          $   957,899
                                                                              ===========          ===========          ===========

NOTE 6 - PROPERTY AND EQUIPMENT

           Components of property and equipment included in the balance sheet are as follows:

                                                                                                          December 31,
                                                                                                          ------------
                                                                                                2002                         2001
                                                                                                ----                         ----
Land and land improvements ...............................................                 $   566,596                  $   331,322
Building and leasehold improvements ......................................                   2,891,464                      655,505
Furniture and equipment ..................................................                   1,064,101                      543,530
Vehicles .................................................................                      69,022                       69,432
Construction in progress .................................................                           -                      925,222
                                                                                           -----------                  -----------

                                                                                             4,591,183                    2,525,011
Accumulated depreciation .................................................                    (598,153)                    (407,797)
                                                                                           -----------                  -----------

        Total property and equipment .....................................                 $ 3,993,030                  $ 2,117,214
                                                                                           ===========                  ===========

           During 2001, the Company constructed its main office which is included in construction in progress at December 31, 2001. The building, with a total cost of $2,235,959, was completed in 2002.

           Depreciation expense for the years ended December 31, 2002, 2001 and 2000 amounted to $203,172, $144,159, and $123,481, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

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

NOTE 7 - DEPOSITS

           The following is a detail of deposit accounts:

                                                           December 31,
                                                           ------------
                                                     2002                 2001
                                                     ----                 ----

Noninterest bearing ......................       $  7,285,699       $  4,762,844
Interest bearing:
   NOW accounts ..........................          2,461,139          2,197,697
   Money market accounts .................         38,036,656         21,770,636
   Savings ...............................            447,073            494,466
                                                 ------------       ------------

                                                   48,230,567         29,225,643
                                                 ------------       ------------

     Time, less than $100,000 ............         47,479,227         44,772,190
     Time, $100,000 and over .............         22,762,728         21,040,227
                                                 ------------       ------------

                                                   70,241,955         65,812,417
                                                 ------------       ------------

       Total deposits ....................       $118,472,522       $ 95,038,060
                                                 ============       ============

           Interest expense on time deposits greater than $100,000 was $550,583, $1,239,313, and $1,077,154, in 2002, 2001 and 2000, respectively.

     At December 31, 2002 the scheduled maturities of certificates of deposit are as follows:

                   2003 ...............................      $32,797,049
                   2004 ...............................       30,249,818
                   2005 ...............................        3,481,083
                   2006 ...............................          326,438
                   2007 ...............................        2,948,712
                   2008 ...............................          438,855
                                                             -----------
                                                             $70,241,955
                                                             ===========

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

           The Bank had advances outstanding from the FHLB totaling $8,500,000 at December 31, 2002 and 2001. The advances bear interest at fixed rates ranging from 4.33 percent to 4.38 percent. An advance of $6,500,000 matures in 2006, and an advance of $2,000,000 matures in 2011. The advance maturing in 2011 is callable, and may reprice prior to its final maturity date.

           Advances are collateralized by investment securities with a book value of $12,215,706 and fair value of $12,466,249. During 2002, the maximum amount of advances outstanding was $8,500,000 and the average amount outstanding during 2001 was $1,594,000.


NOTE 9 - SUBORDINATED DEBENTURES

           In 2001, the Company issued ten-year variable rate convertible subordinated debentures. The debentures pay interest quarterly at prime minus 2 percent (2.25 percent at December 31, 2002). The holders of debentures may convert the principal amount of the debenture into common stock of the Company at the conversion ratio of $6.50 (approximate fair value at issuance) of debenture principal for one share of the Company's stock. The Company has the option of redeeming the debentures at any time after December 31, 2005 as a whole or in part and from time to time at predetermined prices. The Company incurred $96,250 and $193,255 in interest expense on the debentures in 2002 and 2001, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

           The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the Bank's financial position.

           The Company has a ground lease on its main office location, which expires in 2021. The monthly lease payment is $1,000 for years one through five, and increases to $1,322 per month in year eleven and to $1,521 per month in year sixteen.

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

           Future minimum lease payments under these operating leases are summarized as follows:

     For the years ended
         December 31,
         ------------

             2003 .........................................      $57,600
             2004 .........................................       57,600
             2005 .........................................       57,600
             2006 .........................................       29,250
             2007 .........................................       23,400
          Thereafter ......................................      311,553
                                                                ---------
                                                                 $537,003
                                                                =========

           Refer to Note 14 concerning financial instruments with off balance sheet risk.

NOTE 11 - UNUSED LINES OF CREDIT

           At December 31, 2002, the Bank had an unused line of credit to purchase federal funds totaling $1,000,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. The Bank had a second line of credit with the FHLB to borrow up to fifteen percent of the Bank's total assets. The line of credit agreement requires the Bank to pledge investment securities as collateral. (See Note 8).

NOTE 12 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                                                                      2002               2001                2000
                                                                                      ----               ----                ----
Income taxes currently payable
   Federal ..............................................................          $ 223,460          $ 153,300           $ 164,286
   State ................................................................             30,700             21,300              13,000
                                                                                   ---------          ---------           ---------

                                                                                     254,160            174,600             177,286
Deferred tax provision (benefit) ........................................            206,310            (66,520)             (1,033)
Adjustment to valuation allowance .......................................                  -           (204,881)                  -
Adjustment of effective income tax rates in computing
   deferred taxes .......................................................                  -            (32,255)                  -
                                                                                   ---------          ---------           ---------

       Provision (benefit) ..............................................          $ 460,470          $(129,056)          $ 176,253
                                                                                   =========          =========           =========

The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                                      Deferred tax asset (liability)
                                                                                                      ------------------------------
                                                                                                       2002                  2001
                                                                                                       ----                  ----
Allowance for possible loan losses .....................................................            $ 289,589             $ 272,379
Nonaccrual loan interest ...............................................................                9,326                66,435
Unrealized net gains on investment securities available for sale .......................              (88,007)              (16,112)
Depreciation ...........................................................................             (145,534)              (15,978)
Amortization ...........................................................................                1,422                (8,064)
Cash basis versus accrual basis of accounting ..........................................              (14,592)              (21,889)
Other ..................................................................................                7,480                61,118
                                                                                                    ---------             ---------

       Net deferred tax asset ..........................................................            $  59,684             $ 337,889
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

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                     2002                     2001                      2000
                                                                     ----                     ----                      ----
                                                            Amount            %        Amount           %       Amount            %
                                                            ------           ---       ------          ---      ------           ---

Tax expense  (benefit) at statutory rate ..............   $ 360,900          34%   $  56,700           34%    $ 160,998          34%
Increase (decrease) in taxes resulting
from:
   State bank tax (net of federal benefit) ............      20,300           2       14,100            8         8,829           2
Adjustment to valuation allowance and
   effective income tax rate ..........................      63,680           5     (204,881)        (122)            -           -
Other tax preference items ............................      15,590           2        5,025            3         6,426           1
                                                          ---------   ---------    ---------    ---------     ---------   ---------

       Income tax provision (benefit) .................   $ 460,470          43%   $(129,056)         (77%)   $ 176,253          37%
                                                          =========   =========    =========    =========     =========   =========

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

           A summary of loan transactions with directors, including their affiliates and executive officers are as follows:

                                                        For the years ended
                                                           December 31,
                                                           ------------
                                                     2002                2001
                                                     ----                ----

Balance, beginning of year .............        $ 1,982,723         $ 1,076,071
New loans ..............................            493,499           1,599,516
Less loan payments .....................           (592,340)           (692,864)
                                                -----------         -----------

Balance, end of year ...................        $ 1,883,882         $ 1,982,723
                                                ===========         ===========

           Deposits by directors and their related interests at December 31, 2002 and 2001 approximated $2,392,000 and $2,385,000, respectively.

           A director, shareholder and executive officer of the Company is a partner in a partnership from which the Company leases operating facilities and land (see Note 10). Lease expenses charged to operations under these agreements approximated $36,000 in 2002, $34,000 in 2001 and $33,600 in 2000.

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

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002 and 2001, unfunded commitments to extend credit were $17,004,334 and $14,578,121, respectively. Variable rate and fixed rate unfunded commitments to extend credit were $10,282,781 and $6,721,553, respectively, at December 31, 2002. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. At December 31, 2002 and 2001, there were outstanding letters of credit totaling $667,870 and $417,700, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

           The Bank sponsors the GrandSouth Bank Profit Sharing Section 401(k) Plan for the benefit of all eligible employees. The Bank contributes seventy-five percent of the first four percent of the employee's compensation contributed to the Plan. Contributions made to the Plan in 2002, 2001, and 2000 amounted to $30,481, $28,995, and $20,107, respectively.

           In 2001, supplemental benefits were approved by the Board of Directors for certain executive officers of the Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies. The company recorded net expense related to these benefits of approximately $18,302 and $8,000 in 2002 and 2001, respectively.

NOTE 16 - STOCK OPTION PLAN

           During 1998, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 273,000 options (after adjustment for 5 percent stock dividend issued January 21, 2003) at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest 20 percent each year for five years and expire 10 years from the grant date.

                                                 Options outstanding                           Options exercisable
                                                 -------------------                           -------------------
                                                       Weighted
                                                        average           Weighted                            Weighted
      Range of                                         remaining           average                             average
      exercise                       Number           contractual         exercise           Number           exercise
       prices                      outstanding            life              price          Exercisable          price
       ------                      -----------            ----              -----          -----------          -----
      $4.33                          150,150          5.9 years             $4.33            109,720            $4.33
       4.76                           39,539          8.1                    4.76              7,531             4.76
       6.90                           29,039          9.1                    6.90                  -             6.90
                                     -------                                                 -------

                                     218,728                                                 117,251
                                     =======                                                 =======

           A summary of the status of the plan and changes during the year is presented below:

                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                      2002                          2001                          2000
                                                      ----                          ----                          ----
                                                             Weighted                     Weighted                      Weighted
                                                             average                      average                        average
                                                             exercise                     exercise                      exercise
                                              Shares          price         Shares         price          Shares          price
                                              ------          -----         ------         -----          ------          -----

Outstanding at beginning of year             189,689         $4.38         152,460        $4.33          161,700         $4.33
Granted                                       29,039          6.90          39,539         4.76                -             -
Exercised                                          -                       (2,310)         4.33                -             -
Forfeited or expired                               -                             -            -            9,240          4.33
                                             -------                       -------                       -------

Outstanding at end of year                   218,728          4.67         189,689         4.38          152,460          4.33
                                             =======                       =======                       =======

Options exercisable at December 31,          117,251          4.36          90,090         4.33           62,370          4.33
Shares available for grant                    51,692                        81,001                       120,540


         Granted shares and per share exercise prices have been restated to reflect the 2003 five percent stock dividend.

NOTE 17 - COMMON STOCK AND NET INCOME PER COMMON SHARE

           SFAS No. 128, "Earnings per Share", requires that the Bank present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Net income per share is calculated by dividing net income adjusted for interest recognized on the convertible debt, by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share was 1,969,095 in 2002 and 2001, and 1,966,785 in 2000. The weighted average number of common shares outstanding for diluted net income per common share was 2,560,416 in 2002, 2,011,995 in 2001, and 2,022,303 in 2000. The difference in the weighted average number of shares outstanding for basic net income per common share and the weighted average number of shares outstanding for diluted net income per common share was the effect of the assumed exercise of the stock options outstanding and conversion of subordinated notes. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method.

           The Bank issued a five percent common stock dividend on January 21, 2003. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.


NOTE 18 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. The Bank is restricted by banking regulations in its ability to pay dividends to the Company and must obtain the approval of the State Board of Financial Institutions prior to payment.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.








                                                                     (Continued)

           As of December 31, 2002 the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                             To be well capitalized
                                                                                         For capital         under prompt corrective
                                                                                       adequacy purposes         action provisions
                                                                                       -----------------         -----------------
                                                                      Actual                 Minimum                  Minimum
                                                                      ------                 -------                  -------
                                                               Amount        Ratio      Amount      Ratio       Amount       Ratio
                                                               ------        -----      ------      -----       ------       -----
                                                                                        (amounts in $000)
As of December 31, 2002
Total  capital (to risk  weighted assets) .............       $13,743        11.6%     $ 9,463        8.0%     $11,829         10.0%

Tier 1 capital (to risk  weighted assets) .............        12,348        10.4        4,732        4.0        7,097          6.0

Tier 1 capital (to average assets) ....................        12,348         8.8        5,606        4.0        7,008          5.0

As of December 31, 2001
Total capital (to risk weighted assets) ...............       $11,867        12.2%     $ 7,751        8.0%     $ 9,688         10.0%

Tier 1  capital (to risk weighted assets) .............        10,691        11.0        3,875        4.0        5,813          6.0

Tier 1 capital (to average assets) ....................        10,691         9.7        4,418        4.0        5,523          5.0

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









                                                                     (Continued)

           Fair value for demand deposit accounts is equal to the carrying value. Interest-bearing accounts with no fixed maturity date are valued based on rates offered within the Bank's market using current interest rates on similar instruments. Certificate of deposit accounts maturing within one year are valued at their carrying value. The fair value of certificate of deposit accounts maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

           The fair values of fixed rate advances from the FHLB are estimated using the discounted cash flow calculation that applies to the Company's current borrowing rate available from the FHLB. The carrying amounts of the variable rate subordinated debentures are reasonable estimates of fair value because they can be repriced frequently.

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

            The estimated fair values of the Bank's financial instruments are as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                              2002                                 2001
                                                                              ----                                 ----
                                                                  Carrying             Fair             Carrying             Fair
                                                                   Amount              value             Amount             value
                                                                   ------              -----             ------             -----
Financial Assets:
   Cash and due from banks .............................       $  2,669,420       $  2,669,420       $  2,207,293       $  2,207,293
   Federal funds sold ..................................          5,197,000          5,197,000          8,138,000          8,138,000
   Investment securities available for sale ............         17,658,190         17,658,190         10,921,166         10,921,166
   Other investments, at cost ..........................            425,000            425,000            425,000            425,000
   Loans ...............................................        110,939,408        112,658,951         92,689,762         92,807,806


Financial Liabilities:
   Deposits ............................................        118,472,522        120,205,734         95,038,060         95,520,501
   Federal Home Loan Bank advances .....................          8,500,000          8,755,000          8,500,000          8,500,000
   Subordinated debentures .............................          3,500,000          3,500,000          3,500,000          3,500,000


Financial Instruments with Off-Balance
    Sheet Risk:
   Standby letters of credit ...........................            667,870            667,870            417,700            417,700
   Commitments to extend credit ........................         17,004,334         17,004,334         14,578,121         14,578,121

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

            Following  is  condensed   financial   information   of   GrandSouth
Bancorporation (parent company only):


                            CONDENSED BALANCE SHEETS

                                                                                                            December 31,
                                                                                                            ------------
                                                                                                  2002                     2001
                                                                                                  ----                     ----
ASSETS
     Cash ..................................................................                 $   182,636                 $ 1,322,369
     Investment in bank subsidiary .........................................                  12,534,923                  10,697,082
     Deferred tax asset ....................................................                     117,973                      70,932
                                                                                             -----------                 -----------

                                                                                             $12,835,532                 $12,090,383
                                                                                             ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accrued expenses ......................................................                 $    24,260                 $    35,287
     Subordinated debentures ...............................................                   3,500,000                   3,500,000
     Shareholders' equity ..................................................                   9,311,272                   8,555,096
                                                                                             -----------                 -----------

                                                                                             $12,835,532                 $12,090,383
                                                                                             ===========                 ===========


                         CONDENSED STATEMENTS OF INCOME

                                                                                                  For the years ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                       2002              2001                2000
                                                                                       ----              ----                ----

REVENUES ................................................................          $       -           $       -           $       -

EXPENSES
      Interest ..........................................................             96,250             193,555                   -
      Sundry ............................................................             30,694              30,039                   -
                                                                                   ---------           ---------           ---------

            Loss before equity in undistributed net
                income of bank subsidiary ...............................           (126,944)           (223,594)                  -

EQUITY IN UNDISTRIBUTED NET INCOME
      OF BANK SUBSIDIARY ................................................            681,883             448,476             297,270
                                                                                   ---------           ---------           ---------

            Income before income taxes ..................................            554,939             224,882             297,270

      Income tax benefit ................................................             45,943             (70,932)                  -
                                                                                   ---------           ---------           ---------

                                                                                   $ 600,882           $ 295,814           $ 297,270
                                                                                   =========           =========           =========








                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                   For the years ended
                                                                                                      December 31,
                                                                                                      ------------
                                                                                      2002                2001                2000
                                                                                      ----                ----                ----

OPERATING ACTIVITIES ......................................................       $   600,882        $   295,814        $   297,270
      Net income
      Adjustments to reconcile net income to net cash
         used in operating activities
         Deferred income taxes ............................................            24,989            (70,932)                 -
         Accrued expenses and other .......................................           (83,721)            35,953                  -
         Equity in undistributed net income of bank subsidiary ............          (681,883)          (448,476)          (297,270)
                                                                                  -----------        -----------        -----------

                Net cash used in operating activities .....................          (139,733)          (187,641)                 -
                                                                                  -----------        -----------        -----------

INVESTING ACTIVITY
      Additional investment in bank subsidiary ............................        (1,000,000)        (2,000,000)                 -
                                                                                  -----------        -----------        -----------

FINANCING ACTIVITIES
      Proceeds from issuance of subordinated debentures ...................                 -          3,500,000                  -
      Exercise of stock options ...........................................                 -             10,010                  -
                                                                                  -----------        -----------        -----------

                Net cash provided by financing activities .................                 -          3,510,010                  -

                Net increase (decrease) in cash ...........................        (1,139,733)         1,322,369                  -

CASH, BEGINNING OF YEAR ...................................................         1,322,369                  -                  -
                                                                                  -----------        -----------        -----------

CASH, END OF YEAR .........................................................       $   182,636        $ 1,322,369        $         -
                                                                                  ===========        ===========        ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Stock Option Plan" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                236,278                      4.88                         260,000

Equity compensation
plans not approved
by security holders                   0                         0                               0
                                -------                      ----                         -------
Total                           236,278                      4.88                         260,000

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain Relationships and Related Transactions" in registrant's definitive proxy statement filed with the Commission for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
21                        Subsidiaries of Registrant (2)
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14.  Controls and Procedures

         (a) Based on their evaluations of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.


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

                           GrandSouth Bancorporation


March 27, 2003             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March __, 2003
Blanton S. Phillips

                                         President, Chief Operating Officer, Director       March __, 2003
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 27, 2003
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 27, 2003
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 27, 2003
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 27, 2003
--------------------------------
Baety O. Gross

--------------------------------         Director                                           March __, 2003
S. Hunter Howard, Jr.

I, Mason Y. Garrett, certify that:

1.   I  have   reviewed   this  annual  report  on  Form  10-KSB  of  GrandSouth
     Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



                                    s/ Mason Y. Garrett
                                    --------------------------------------------
                                     Chief Executive Officer

I, J. B. Garrett, certify that:

1.   I  have   reviewed   this  annual  report  on  Form  10-KSB  of  GrandSouth
     Bancorporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003



                                    s/ J. B. Garrett
                                    --------------------------------------------
                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
21                        Subsidiaries of Registrant (2)
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.