Form 10QSB
period 2003-03-31
GRANDSOUTH BANCORPORATION
filed 2003-05-15
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

                                       OR

[ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _______________.

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


Common Stock - No Par Value
1,969,060 Shares Outstanding on May 1, 2003

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements ...........................................   3

           Consolidated Balance Sheets ....................................   3
           Consolidated Statements of Income ..............................   4
           Consolidated Statements of Stockholders' Equity ................   5
           Consolidated Statements of Cash Flows ..........................   6
           Notes to Unaudited Consolidated Financial Statements ...........   7

Item 2.    Management's Discussion and Analysis or Plan of Operation ......   8

Item 3.    Controls and Procedures ........................................  14

PART II. OTHER INFORMATION ................................................  14

Item 6.    Exhibits and Reports on Form 8-K ...............................  14

SIGNATURES ................................................................  15

CERTIFICATIONS ............................................................  16

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                    (Unaudited)         (Audited)
                                                                                                      March 31,         December 31,
                                                                                                        2003               2002
                                                                                                        ----               ----
ASSETS
   Cash and due from banks .............................................................              $  4,022              $  2,669
   Federal funds sold ..................................................................                 9,994                 5,197
   Investment securities available for sale ............................................                15,548                17,658
   Other investments, at cost ..........................................................                   425                   425
   Loans, net ..........................................................................               114,207               109,544
   Property and equipment, net .........................................................                 3,956                 3,993
   Bank owned life insurance ...........................................................                   800                   786
   Assets acquired in settlement of loans ..............................................                    57                   243
   Other assets ........................................................................                   971                   968
                                                                                                      --------              --------
       Total assets ....................................................................              $149,980              $141,483
                                                                                                      ========              ========

 LIABILITIES
   Deposits
     Noninterest bearing ...............................................................              $  7,694              $  7,286
     Interest bearing ..................................................................               119,137               111,186
                                                                                                      --------              --------
       Total deposits ..................................................................               126,831               118,473
   Federal Home Loan Bank advances .....................................................                 8,500                 8,500
   Convertible Subordinated Debentures .................................................                 3,500                 3,500
   Other liabilities ...................................................................                 1,655                 1,700
                                                                                                      --------              --------
       Total liabilities ...............................................................               140,486               132,172
                                                                                                      --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,969,060 shares issued
       at March 31, 2003 and 1,875,329 at December 31, 2002 ............................                 8,464                 8,464
   Retained earnings ...................................................................                   875                   660
   Accumulated other comprehensive gain ................................................                   155                   187
                                                                                                      --------              --------
       Total stockholders' equity ......................................................                 9,494                 9,311
                                                                                                      --------              --------
       Total liabilities and stockholders' equity ......................................              $149,980              $141,483
                                                                                                      ========              ========


            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                                     Three months ended March 31,
                                                                                                      2003                 2002
                                                                                                      ----                 ----
INTEREST INCOME
   Loans, including fees .............................................................             $    1,877             $    1,840
   Investment securities .............................................................                    248                    148
   Federal funds sold and securities purchased
     under agreements to resell ......................................................                     23                     29
                                                                                                   ----------             ----------
       Total interest income .........................................................                  2,148                  2,017
                                                                                                   ----------             ----------
INTEREST EXPENSE
   Deposits and borrowings ...........................................................                    873                    880
                                                                                                   ----------             ----------

NET INTEREST INCOME ..................................................................                  1,275                  1,137
PROVISION FOR LOAN LOSSES ............................................................                    239                    330
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................                  1,036                    807
                                                                                                   ----------             ----------
NONINTEREST INCOME
   Service charges on deposit accounts ...............................................                     80                     68
   Other service charges, commissions and fees .......................................                     37                     33
                                                                                                   ----------             ----------
       Total noninterest income ......................................................                    117                    101
                                                                                                   ----------             ----------
NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                    456                    451
   Net occupancy .....................................................................                    127                     87
   Other .............................................................................                    229                    251
                                                                                                   ----------             ----------
       Total noninterest expenses ....................................................                    812                    789
                                                                                                   ----------             ----------
   Income before income taxes ........................................................                    341                    119
   Provision for income taxes ........................................................                    126                     69
                                                                                                   ----------             ----------
       Net income ....................................................................             $      215             $       50
                                                                                                   ==========             ==========

   Average shares outstanding* .......................................................              1,969,060              1,969,060
                                                                                                   ==========             ==========
   Average shares outstanding - diluted* .............................................              2,560,416              2,011,995
                                                                                                   ==========             ==========
PER SHARE
   Net income* .......................................................................             $      .11             $      .03
                                                                                                   ==========             ==========
   Net income - diluted* .............................................................             $      .08             $      .02
                                                                                                   ==========             ==========

* 2002 earnings per share data and average shares outstanding have been adjusted to reflect 2003 5% stock dividend. See accompanying notes to unaudited consolidated financial statements.

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Common stock                         Accumulated
                                                                  ------------                        other compre-
                                                            Number                                        hensive
                                                              of                           Retained        income
                                                            shares          Amount         earnings        (loss)            Total
                                                            ------          ------         --------        ------            -----

BALANCE, JANUARY 1, 2002 .........................       1,875,329       $    8,464       $       59      $       32     $    8,555

Net income for period ............................                                                50                             50

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ...............                                                               (24)           (24)
                                                                                                          ----------     ----------
   Comprehensive income ..........................                                                                               26

                                                         ---------       ----------       ----------      ----------     ----------
BALANCE, MARCH 31, 2002 ..........................       1,875,329       $    8,464       $      109      $        8     $    8,581
                                                        ==========       ==========       ==========      ==========     ==========

BALANCE, JANUARY 1, 2003 .........................       1,875,329       $    8,464       $      660      $      187     $    9,311

Net income for period ............................                                               215                            215

Comprehensive loss, net of tax
   Net change in unrealized gain on
     securities available for sale ...............                                                               (32)           (32)
                                                                                                          ----------     ----------
   Comprehensive income ..........................                                                                              183

Stock split effected in the form of a
     stock dividend (5%) .........................          93,731                -
                                                         ---------       ----------       ----------      ----------     ----------


BALANCE, MARCH 31, 2003 ..........................       1,969,060       $    8,464       $      875      $      155     $    9,494
                                                        ==========       ==========       ==========      ==========     ==========
















            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Three months ended March 31,
                                                                                                           2003              2002
                                                                                                           ----              ----
OPERATING ACTIVITIES
   Net income ..............................................................................            $   215             $    50
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Deferred income tax expense ...........................................................                  -                  50
     Provision for loan losses .............................................................                239                 330
     Depreciation ..........................................................................                 76                  34
     Investment accretion ..................................................................                 28                   7
     Accretion of bank owned life insurance ................................................                (14)                 (8)
     Write-down of assets acquired in settlement of loans ..................................                  -                  22
     Increase in accrued interest receivable ...............................................                (51)               (206)
     Decrease (Increase) in other assets ...................................................                 48                (180)
     Decrease in other liabilities .........................................................                (31)               (572)
                                                                                                        -------             -------
         Net cash provided (used) by operating activities ..................................                510                (473)
                                                                                                        -------             -------

INVESTING ACTIVITIES
   (Increase) decrease in Federal funds sold ...............................................             (4,795)                674
   Proceeds from maturities of investment securities
     available for sale ....................................................................              4,090                 500
   Purchase of investment securities available for sale ....................................             (2,054)                  -
   Proceeds from sale of assets acquired in settlement of loans ............................                186                   -
   Net increase in loan balances ...........................................................             (4,902)             (4,548)
   Proceeds from sale of property and equipment ............................................                  -                  10
   Increase in assets acquired in settlement of loans ......................................                  -                (165)
   Purchase of property and equipment ......................................................                (41)               (605)
                                                                                                        -------             -------
         Net cash used for investing activities ............................................             (7,516)             (4,134)
                                                                                                        -------             -------

FINANCING ACTIVITIES

   Net increase in deposits ................................................................              8,359               5,494
                                                                                                        -------             -------

         Net cash provided by financing activities .........................................              8,359               5,494
                                                                                                        -------             -------
         Increase in cash and cash equivalents .............................................              1,353                 887

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................              2,669               2,207
                                                                                                        -------             -------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ..................................................            $ 4,022             $ 3,094
                                                                                                        =======             =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Decrease in net unrealized gains on securities available for sale .......................            $   (32)            $   (36)
                                                                                                        =======             =======



            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

           The Company issued a five percent common stock dividend on January 21, 2003. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.




                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5-STOCK-BASED COMPENSATION

   The Company has a stock-based employee compensation plan which is further described in the Company's 2002 Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                                Three months ended March 31,
                                                                                                ----------------------------
                                                                                                2003                   2002
                                                                                                ----                   ----

Net income, as reported .......................................................             $   214,662             $ 50,284
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ..............................                  (4,457)              (4,457)
                                                                                            -----------             --------

Pro forma net income ..........................................................             $   210,205             $ 45,827
                                                                                            ===========             ========

Net income per common share:
         Basic - as reported ..................................................             $      0.11             $   0.03
                                                                                            ===========             ========

         Basic - pro forma ....................................................             $      0.11             $   0.02
                                                                                            ===========             ========

         Diluted - as reported ................................................             $      0.08             $   0.02
                                                                                            ===========             ========
         Diluted - pro forma ..................................................             $      0.08             $   0.02
                                                                                            ===========             ========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2002 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three months ending March 31, 2003 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

         This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking


                                                                     (Continued)
statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include but are not limited to: changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the unaudited consolidated financial statements.

     Certain accounting policies involve significant estimates and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgements and assumptions made by management, actual results could differ from these judgements and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company.

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to the "Provision for Loan Losses" and "Allowance for Loan Losses" sections for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

     The Company's net income for the first quarter of 2003 was $214,662, or $0.08 per diluted share, compared to $ 50,284, or $0.02 per diluted share, for the first quarter of 2002.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,275,381 and $1,137,425 for the three months ended March 31, 2003 and 2002, respectively.


     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the first quarter of 2003 increased by $27.0 million or 24.5% over the same period in 2002, while average interest-bearing liabilities increased by $24.0 million or 23.5% comparing the first quarter of 2003 with the first quarter of 2002. During this twelve-month period, the company opened a main office facility in Greenville, SC. The bank also hired several key employees during the latter part of 2001 and during 2002. These two events are major contributing factors to the increase in earning assets and deposits.
                                                                     (Continued)

                                                             Average Balances, Income and Expenses, and Rates
                                                                    For the three months ended March 31,
                                                           2003                                           2002
                                      ----------------------------------------------------------------------------------------------
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                      -------------     -------------  ------------   -------------     -------------  ------------
                                                                       (Dollars in thousands)

Federal funds sold .................  $       7,894     $          23        1.20%    $       7,132     $          29         1.63%
Investment securities ..............         17,044               248        5.82%           10,640               148         5.56%
Loans ..............................        111,861             1,877        6.71%           92,072             1,840         7.99%
                                      -------------     -------------                 -------------     -------------         ----
     Total earning assets ..........  $     136,799             2,148        6.28%    $     109,844             2,017         7.34%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities .................  $     126,177               873        2.77%    $     102,155               880         3.45%
                                      =============     -------------                 =============     -------------         ----
Net interest spread ................                                         3.51%                                            3.89%
Net interest income/margin .........                    $       1,275        3.73%                      $       1,137         4.14%
                                                        =============                                   =============         ====

   As reflected above, for the first three months of 2003 the average yield on earning assets amounts amounted to 6.28%, while the average cost of interest-bearing liabilities was 2.77%. For the same period of 2002, the average yield on earning assets was 7.34% and the average cost of interest-bearing liabilities was 4.14%. The decrease in the yield on earning assets is attributable to a continuing decline in interest rates throughout the past 12 months. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2003 was 3.73% and for 2002 was 4.14%. This decrease was the result of the declining interest rate environment during the past twelve months. This environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

   The following table reflects changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to the effect of the increased volume of earning assets and interest bearing liabilities being greater than the effect of the decrease in rates on earning assets and interest bearing liabilities.


                   Analysis of Changes in Net Interest Income

                                                                                                For the three months ended
                                                                                                March 31, 2003 versus 2002
                                                                                                --------------------------
                                                                                      Volume            Rate          Net change
                                                                                      ------            ----          ----------

Federal funds sold .............................................................   $           2    $        (8)    $            (6)
Investment securities ..........................................................              93              7                 100
Loans ..........................................................................             332           (295)                 37
                                                                                   -------------    ------------    ---------------
       Total earning assets ....................................................             427           (296)                131
       Total interest on interest-bearing liabilities ..........................            (183)           190                   7
                                                                                   --------------   -----------     ---------------
Net interest income ............................................................   $         244    $      (106)    $           138
                                                                                   =============    ============    ===============



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

     The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. At March 31, 2003, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2002 Annual Report on Form 10-KSB.

NONINTEREST INCOME
     Noninterest income was $117,074 and $101,295 for the three months ended March 31, 2003 and 2002, respectively. This increase primarily resulted from growth in service fees of $11,797 due to a growth in the number of deposit accounts and an increase in overdraft fees.


NONINTEREST EXPENSES
     Noninterest expenses for the three months ended March 31, 2003 and 2002 were $ 812,683 and $ 789,222, respectively. This increase of $ 23,461 was primarily due to an increase of $ 40,856 in net occupancy expenses and an increase of $ 10,188 in data processing expenses. The increase in net occupancy expenses is the result of an increase in expense related occupancy and operation of the main office facility Greenville which opened in August of 2002. The increase in data processing is related to the growth of the Company's loan and deposit accounts. This increase in expense was offset by a decrease in expenses related to real estate assets acquired in settlement of loans of $ 35,475.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
     The allowance for loan losses was 1.33% of loans, net of unearned income, as of March 31, 2003 compared to 1.26% as of December 31, 2002. The provision for loan losses was $239,000 and $330,000 for the three months ended March 31, 2003 and 2002, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


                                                                     (Continued)

LOANS
     Commercial, financial and agricultural loans made up 40% of the total loan portfolio as of March 31, 2003, totaling $46,707,175 compared to 41%, or $45,122,320 as of December 31, 2002. Loans secured by real estate for construction and land development totaled $13,770,533 or 12% of the total loan portfolio compared to 12%, or $13,626,756, as of December 31, 2002. All other loans secured by real estate totaled $48,112,067 or 42% of the total loan portfolio as of March 31, 2003 compared to 40%, or $44,840,542 as of December 31, 2002. Installment loans and other consumer loans to individuals comprised 6% of the total loan portfolio totaling $7,095,461 compared to 7%, or $7,349,790, as of December 31, 2002.

     During the three months ended March 31, 2003, the company sold two assets acquired in settlement of loans with net proceeds of $194,915. The sale of these two assets reduced the real estate assets acquired in settlement of loans to an outstanding balance of $57,074.

ASSET QUALITY
     Nonperforming assets as a percentage of loans and foreclosed property totaled 0.85% and 1.00% as of March 31, 2003 and December 31, 2002, respectively. Nonperforming assets decreased to $970,515 as of March 31, 2003 from $1,098,005 at December 31, 2002.

OFF-BALANCE SHEET RISK
     The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2003, the Bank had issued commitments to extend credit of $18.3 million through various types of lending. Commitments at variable rates of interest totaled $12.2 million and commitments at fixed rates totaled $6.1 million.



                                                                     (Continued)

   The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

   In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Banks' customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $784,774 at March 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

   Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 537,000 at March 31, 2003. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2002 Annual Report on Form 10-KSB.


LIQUIDITY
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At March 31, 2003, the Bank had the ability to borrow up to 15% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at March 31, 2003. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2003 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

     The Bank also has $2,000,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


CAPITAL RESOURCES
     The capital base for the Company increased by $183,152 for the first three months of 2003. This net change includes an increase to equity for net income of $214,662, and unrealized losses on investment securities of $31,510. The Company's equity to asset ratio was 6.33% on March 31, 2003, as compared to 6.58% on December 31, 2002.

     The Federal Deposit Insurance Corporation has issued guidelines for risk-based capital requirements. As of March 31, 2003, the Bank exceeds the capital requirement levels that are to be maintained.


                                                                     (Continued)

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                    Adequately
                                                                                          Capitalized                Capitalized
                                                                Actual                    Requirement                Requirement
                                                                ------                    -----------                -----------
                                                         Amount          Ratio      Amount          Ratio       Amount         Ratio
                                                         ------          -----      ------          -----       ------         -----
Total capital (to risk weighted
   assets) .....................................        $14,111          11.39%     $12,386         10.0%      $ 9,908         8.0%
Tier 1 capital (to risk weighted
   assets) .....................................         12,582          10.16%     $ 7,431          6.0%      $ 4,954         4.0%
Tier 1 capital (to average assets) .............         12,582           8.71%     $ 7,220          5.0%      $ 5,777         4.0%

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

ITEM 3.

CONTROLS AND PROCEDURES.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits. None
(b)      Reports on Form 8-K. None

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
                    Registrant



By:   s/Mason Y. Garrett                                  Date: May 13, 2003
     -------------------------------------------               ---------------
     Mason Y. Garrett
     Chief Executive Officer


By:   s/J. B. Garrett                                     Date: May 13, 2003
     -------------------------------------------               ---------------
     J. B. Garrett
     Principal Financial Officer

                                 CERTIFICATIONS

         I, Mason Y. Garrett, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of GrandSouth Bancorporation, Inc.;

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

Date:  May 13, 2003                       s/Mason Y. Garrett
     -----------------------              -----------------------------------
                                          Mason Y. Garrett
                                          Chief Executive Officer

                                 CERTIFICATIONS

         I, J.B. Garrett, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of GrandSouth Bancorporation, Inc.;

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

Date:   May 13, 2003                        s/J. B. Garrett
     -----------------------                -----------------------------------
                                            J. B. Garrett
                                            Chief Financial Officer