Form 10QSB
period 2003-06-30
GRANDSOUTH BANCORPORATION
filed 2003-08-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

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


               381 Halton Road, Greenville, South Carolina 29606
                    (Address of Principal Executive Offices)


                                 (864) 770-1000
                (Issuer's Telephone Number, including Area Code)



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


Common Stock - No Par Value
1,969,060 Shares Outstanding on July 31, 2003

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)          (Audited)
                                                                                                      June 30,          December 31,
                                                                                                        2003                2002
                                                                                                        ----                ----
ASSETS
   Cash and due from banks ...........................................................                  1,434                  2,669
   Federal funds sold ................................................................                  2,644                  5,197
   Investment securities available for sale ..........................................                 17,509                 17,658
   Other investments, at cost ........................................................                    425                    425
   Loans, net ........................................................................                127,501                109,544
   Property and equipment, net .......................................................                  3,948                  3,993
   Bank owned life insurance .........................................................                    809                    786
   Assets acquired in settlement of loans ............................................                     49                    243
   Other assets ......................................................................                    926                    968
                                                                                                     --------               --------
       Total assets ..................................................................               $155,245               $141,483
                                                                                                     ========               ========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................               $  8,810               $  7,286
     Interest bearing ................................................................                123,627                111,187
                                                                                                     --------               --------
       Total deposits ................................................................                132,437                118,473
   Federal Home Loan Bank advances ...................................................                  8,500                  8,500
   Convertible Subordinated Debentures ...............................................                  3,500                  3,500
   Other liabilities .................................................................                  1,090                  1,699
                                                                                                     --------               --------
       Total liabilities .............................................................                145,527                132,172
                                                                                                     --------               --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,969,060 shares issued at
        June 30, 2003 and 1,875,329 at December 31, 2002 .............................                  8,464                  8,464
   Retained earnings .................................................................                  1,121                    660
   Accumulated other comprehensive gain ..............................................                    133                    187
                                                                                                     --------               --------
       Total stockholders' equity ....................................................                  9,718                  9,311
                                                                                                     --------               --------
       Total liabilities and stockholders' equity ....................................               $155,245               $141,483
                                                                                                     ========               ========



                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                           (Unaudited)                         (Unaudited)
                                                                      Three Months Ended                    Six Months Ended
                                                                           June 30                               June 30
                                                                           -------                               -------
                                                                    2003             2002                 2003             2002
                                                                    ----             ----                 ----             ----

Interest  income
       Loans, including fees ...........................       $     1,977        $     1,821        $     3,853        $     3,660
       Investment securities ...........................               144                141                392                290
       Federal funds sold ..............................                20                 38                 44                 67
                                                               -----------        -----------        -----------        -----------

          Total interest income ........................             2,141              2,000              4,289              4,017

Interest expense
       Deposits and borrowings .........................               817                878              1,689              1,757
                                                               -----------        -----------        -----------        -----------

   Net interest income .................................             1,324              1,122              2,600              2,260
Provision for loan losses ..............................               200                100                439                430
                                                               -----------        -----------        -----------        -----------
   Net interest income after provision .................             1,124              1,022              2,161              1,830
                                                               -----------        -----------        -----------        -----------

   Noninterest income
       Service charges on deposit accounts .............                81                 74                162                142
       Other income ....................................                44                 44                 80                 77
                                                               -----------        -----------        -----------        -----------
          Total non interest income ....................               125                118                242                219
                                                               -----------        -----------        -----------        -----------

   Noninterest expense
       Salaries and employee benefits ..................               464                434                920                885
       Occupancy and equipment .........................               135                 78                263                167
       Other expense ...................................               257                285                486                535
                                                               -----------        -----------        -----------        -----------
          Total non interest expense ...................               856                797              1,669              1,587
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................               393                343                734                462
                                                               -----------        -----------        -----------        -----------

Income tax expense .....................................              (146)              (144)              (273)              (213)
                                                               -----------        -----------        -----------        -----------
Net Income .............................................       $       247        $       199        $       461        $       249
                                                               ===========        ===========        ===========        ===========

Weighted average common shares outstanding:
     Basic *
     Diluted * .........................................         1,969,060          1,969,060          1,969,060          1,969,060
                                                                 2,695,053          2,690,026          2,695,053          2,690,026

Per share
       Basic net income per common share ...............       $      0.13        $      0.10        $      0.23        $      0.13
                                                               ===========        ===========        ===========        ===========
       Diluted net income per common share .............       $      0.09        $      0.07        $      0.18        $      0.10
                                                               ===========        ===========        ===========        ===========



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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                            Common stock                                  Accumulated
                                                       -----------------------                           other compre-
                                                       Number                                              hensive
                                                         of                              Retained          income
                                                       shares           Amount           earnings          (loss)            Total
                                                       ------           ------           --------          ------            -----
BALANCE, JANUARY 1, 2002 ....................        1,875,329        $    8,464        $       59       $       32      $    8,555

Net income for period .......................                                                  250                              250

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..........                                                                   104             104
                                                                                                         ----------      ----------
   Comprehensive income .....................                                                                                   354
                                                    ----------        ----------        ----------       ----------      ----------

BALANCE, JUNE 30, 2002 ......................        1,875,329        $    8,464        $      309       $      136      $    8,909
                                                    ==========        ==========        ==========       ==========      ==========

BALANCE, JANUARY 1, 2003 ....................        1,875,329        $    8,464        $      660       $      187      $    9,311

Net income for period .......................                                                  461                              461

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..........                                                                   (54)            (54)
                                                                                                         ----------      ----------
   Comprehensive income .....................                                                                                   407
   Stock dividend ...........................           93,731                 -                 -                -               -
                                                    ----------        ----------        ----------       ----------      ----------

BALANCE, JUNE 30, 2003 ......................        1,969,060        $    8,464        $    1,121       $      133      $    9,718
                                                    ==========        ==========        ==========       ==========      ==========




















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Six months ended June 30,
                                                                                                           -------------------------
                                                                                                            2003              2002
                                                                                                            ----              ----
OPERATING ACTIVITIES
   Net income ..................................................................................         $    461          $    249
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Deferred income tax expense ...............................................................                -               137
     Provision for loan losses .................................................................              439               430
     Depreciation ..............................................................................              157                71
     Gain on sale of property and equipment ....................................................              (14)                -
     Gain on sale of investment securities .....................................................              (89)                -
     Investment amortization ...................................................................               56                13
     Accretion of bank owned life insurance ....................................................              (23)              (17)
     Increase in accrued interest receivable ...................................................              (22)             (166)
     Decrease (Increase) in other assets .......................................................               64              (139)
     Decrease in accrued interest payable ......................................................              (12)             (353)
     Decrease in other liabilities .............................................................             (572)             (750)
                                                                                                         --------          --------
         Net cash provided (used) by operating activities ......................................              445              (525)
                                                                                                         --------          --------

INVESTING ACTIVITIES
   Decrease in Federal funds sold ..............................................................            2,553             2,866
   Proceeds from maturities of investment securities
     available for sale ........................................................................            9,403             2,943
   Purchase of investment securities available for sale ........................................           (9,302)           (3,009)
   Proceeds from sale of assets acquired in settlement of loans ................................              194                 -
   Net increase in loan balances ...............................................................          (18,396)           (7,415)
   Proceeds from sale of property and equipment ................................................               21                11
   Increase in assets acquired in settlement of loans ..........................................                -              (133)
   Purchase of property and equipment ..........................................................             (118)           (1,271)
                                                                                                         --------          --------
         Net cash used for investing activities ................................................          (15,645)           (6,008)
                                                                                                         --------          --------

FINANCING ACTIVITIES

   Net increase in deposits ....................................................................           13,965             7,336
                                                                                                         --------          --------

         Net cash provided by financing activities .............................................           13,965             7,336
                                                                                                         --------          --------
         Increase (Decrease) in cash and cash equivalents ......................................           (1,235)              803

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................            2,669             2,207
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................         $  1,434          $  3,010
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (Decrease) in net unrealized gains on securities available for sale ................         $    (80)         $    154
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

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina Board of Financial Institutions and the Federal Deposit Insurance Corporation. The Bank closed the Simpsonville branch located at Fairview Road on July 25, 2003.


NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Net income - diluted per share is computed by dividing net income by the sum of the weighted average number of shares of common shares outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. In addition to dilutive stock options, convertible debentures are assumed converted  to common  stock at  current  market  prices  to  arrive  at  diluted outstanding shares. Included in the calculation regarding convertible debentures, it is also assumed that no interest payments are made on the notes as they are assumed converted to common stock.

           The Company issued a five percent common stock dividend on January 21, 2003. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.

                                                                     (Continued)

           The tables set forth below illustrate a reconciliation of numerators and denominators of the basic and diluted per-share computations of net income for the six months ended June 30, 2003 and 2002 (dollars in thousands). Share and Per-share data for 2002 have been adjusted to reflect the 5% stock dividend paid on January 31, 2003.



                                                                                          Income              Shares       Per-share
                                                                                        (numerator)       (denominator)      amount
                                                                                        -----------       -------------      ------
Six months ended June 30, 2003
Basic EPS
Income available to common stockholders ......................................           $    461          1,969,060        $   0.23
Effect of dilutive securities:  stock options ................................                               160,565

                                subordinated debentures ......................                 25            565,428
                                                                                         --------          ---------        --------
Diluted EPS
Income available to common stockholders plus assumed
     exercise of stock options and subordinated debentures ...................           $    486          2,695,053        $   0.18
                                                                                         ========          =========        ========


                                                                                          Income              Shares       Per-share
                                                                                        (numerator)       (denominator)      amount
                                                                                        -----------       -------------      ------

Six months ended June 30, 2002
Basic EPS
Income available to common stockholders .......................................          $     249          1,969,060       $   0.13
Effect of dilutive securities:  stock options .................................                               155,538
                                subordinated debentures .......................                 30            565,428
                                                                                         ---------          ---------       --------
Diluted EPS
Income available to common stockholders plus assumed
     exercise of stock options and subordinated debentures ....................          $     279          2,690,026       $   0.10
                                                                                         =========          =========       ========




NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of the Company.
                                                                     (Continued)

         In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses". The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and (2) one or more components of collective loan impairment recognized pursuant to SFAS No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

         Additional accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5-STOCK-BASED COMPENSATION

   The Company has a stock-based employee compensation plan which is further described in the Company's 2002 Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Intrepretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                                       Six months ended June 30,
                                                                                                       -------------------------
                                                                                                     2003                    2002
                                                                                                     ----                    ----

Net income, as reported ............................................................              $        461              $   249
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ...................................                        (9)                  (9)
                                                                                                  ------------              -------

Pro forma net income ...............................................................              $        452          $       241
                                                                                                  ============              =======

Net income per common share:
         Basic - as reported .......................................................              $       0.23              $  0.13
                                                                                                  ============              =======
         Basic - pro forma .........................................................              $       0.23              $  0.12
                                                                                                  ============              =======

         Diluted - as reported .....................................................              $       0.18              $  0.10
                                                                                                  ============              =======
         Diluted - pro forma .......................................................              $       0.18              $  0.10
                                                                                                  ============              =======







                                                                   (Continued)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in the 2002 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of
operations for the six months ending June 30, 2003 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

         This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include but are not limited to: changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the Company's consolidated financial statements included in the Company's 2002 Annual Report on Form 10-KSB.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to the "Provision for Loan Losses" and "Allowance for Loan Losses" sections of the Company's 2002 Annual Report on Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.


RESULTS OF  OPERATIONS -  Comparison  of the three months ended June 30, 2003 to the three months ended June 30, 2002

     The Company's net income for the second quarter of 2003 was $246,753, or $0.10 per diluted share, compared to $ 199,405, or $0.10 per diluted share, for the second quarter of 2002.

                                                                     (Continued)

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,324,382 and $1,122,260 for the three months ended June 30, 2003 and 2002, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the second quarter of 2003 increased by $29,146,598 or 25.21% over the same period in 2002, while average interest-bearing liabilities increased by $26,119,448 or 24.25% comparing the second quarter of 2003 with the second quarter of 2002.





                                                                 Average Balances, Income and Expenses, and Rates
                                                                         For the three months ended June 30,
                                                                         -----------------------------------
                                                                     2003                                     2002
                                                                     ----                                     ----
                                                Average            Income/    Annualized     Average         Income/      Annualized
                                                balance           expense     yield/rate     balance        expense       yield/rate
                                                -------           -------     ----------     -------        -------       ----------
                                                                                (Dollars in thousands)

Federal funds sold ....................        $  7,432        $     20           1.09%     $  9,279        $     38           1.65%
Investment securities .................          16,104             144           3.58%       10,294             141           5.48%
Loans .................................         121,212           1,977           6.52%       96,029           1,821           7.58%
                                               --------        --------           ----      --------        --------           ----
     Total earning assets .............        $144,748           2,141           5.91%     $115,601           2,000           6.92%
                                               ========        --------                     ========
     Total interest bearing
       liabilities ....................        $133,850             817           2.44%     $107,731             878           3.26%
                                               ========        --------           ----      ========        --------           ----
Net interest spread ...................                                           3.47%                                        3.66%
Net interest income/margin ............                        $  1,324           3.66%                     $  1,122           3.88%
                                                               ========           ====                       ========          ====

     As reflected above, for the second quarter of 2003 the average yield on earning assets amounted to 5.91%, while the average cost of interest-bearing liabilities was 2.44%. For the same period of 2002, the average yield on earning assets was 6.92% and the average cost of interest-bearing liabilities was 3.26%. The net interest margin for the period ended June 30, 2003 was 3.66% and for 2002 was 3.88%. This decrease was the result of the declining interest rate environment during the past twelve months. This environment resulted in the Bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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




                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                 For the three months ended
                                                                                                 June 30, 2003 versus 2002
                                                                                                 -------------------------
                                                                                         Volume             Rate          Net change
                                                                                         ------             ----          ----------

Federal funds sold ...........................................................            $  (5)            $ (13)          $ (18)
Investment securities ........................................................               52               (49)              3
Loans ........................................................................              410              (254)            156
                                                                                          -----             -----           -----
       Total earning assets ..................................................              457              (316)            141
       Total interest on interest-bearing liabilities ........................             (159)              220              61
                                                                                          -----             -----           -----
Net interest income ..........................................................            $ 298             $ (96)          $ 202
                                                                                          =====             =====           =====


NONINTEREST INCOME

     Noninterest income was $ 125,132 and $ 118,269 for the three months ended June 30, 2003 and 2002, respectively. The increase was the result of an increase in services charges on deposit accounts.

NONINTEREST EXPENSES

     Noninterest expenses for the three months ended June 30, 2003 and 2002 were $ 856,319 and $ 797,441, respectively. This increase of $ 58,878 was due to an increase of $ 30,459 in salaries and benefits, an increase of $ 55,089 in occupancy expense, and a decrease of $ 26,669 in other expense. The increases in salary and benefits and were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville during the second half of 2002. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The decrease in other expenses was primarily due to a decrease of $ 14,872 in data processing expenses and a $ 6,734 decrease in office supplies. These expenses were abnormally high during the second quarter of 2002 due to the construction of the new facility.

RESULTS OF  OPERATIONS - Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

       The Company's net income for the first six months of 2003 was $ 461,414, or $0.18 per diluted share, compared to $ 249,689, or $0.12 per diluted share, for the first six months of 2002.

NET INTEREST INCOME

       Net interest income, was $ 2,599,763 and $ 2,259,685 for the six months ended June 30, 2003 and 2002, respectively.

       Interest-earning assets for the first six months of 2003 increased by $28,056,110 or 24.89% over the same period in 2002, while interest-bearing liabilities increased by $25,376,962 or 24.18% comparing the first six months of 2003 over the same period in 2002.


                                                                     (Continued)

                                                                 Average Balances, Income and Expenses, and Rates
                                                                          For the six months ended June 30,
                                                                          ---------------------------------
                                                                   2003                                      2002
                                                 Average          Income/      Annualized    Average        Income/       Annualized
                                                 balance         expense       yield/rate    balance       expense        yield/rate
                                                 -------         -------       ----------    -------       -------        ----------
                                                                              (Dollars in thousands)

Federal funds sold ....................        $  7,663        $     44           1.14%     $  8,215        $     67           1.63%
Investment securities .................          16,570             392           4.73%       10,463             290           5.54%
Loans .................................         116,562           3,853           6.61%       94,061           3,661           7.78%
                                               --------        --------           ----      --------        --------           ----
     Total earning assets .............        $140,795           4,289           6.09%     $112,739           4,018           7.13%
                                               ========        --------                     ========        --------
     Total interest bearing
       liabilities ....................        $130,336           1,689           2.59%     $104,959           1,757           3.35%
                                               ========        --------           ----      ========        --------           ----
Net interest spread ...................                                           3.50%                                        3.78%
Net interest income/margin ............                        $  2,600           3.69%                     $  2,260           4.01%
                                                               ========           ====                      ========           ====




     As reflected above, for the first half of 2003 the average yield on earning assets amounted to 6.09%, while the average cost of interest-bearing liabilities was 2.59%. For the same period of 2002, the average yield on earning assets was 7.13% and the average cost of interest-bearing liabilities was 3.35%. The net interest margin for the period ended June 30, 2003 was 3.69% and for 2002 was 4.01%. This decrease was the result of the declining interest rate environment during the past twelve months. This environment resulted in the Bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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


                   Analysis of Changes in Net Interest Income

                                                                                              For the six months ended
                                                                                                June 30, 2003 versus 2002
                                                                                                -------------------------
                                                                                           Volume            Rate         Net change
                                                                                           ------            ----         ----------

Federal funds sold ...........................................................            $  (3)            $ (20)            $ (23)
Investment securities ........................................................              144               (42)              102
Loans ........................................................................              743              (550)              193
                                                                                          -----             -----             -----
       Total earning assets ..................................................              884              (612)              272
       Total interest on interest-bearing liabilities ........................             (330)              398                68
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 554             $(214)            $ 340
                                                                                          =====             =====             =====


                                                                     (Continued)

NONINTEREST INCOME

       Noninterest income was $242,207 and $ 219,564 for the six months ended June 30, 2003 and 2002, respectively. The increase primarily resulted from an increase in service charges on deposit accounts.

NONINTEREST EXPENSES

       Noninterest expenses for the six months ended June 30, 2003 and 2002 were $ 1,669,002 and $ 1,586,663, respectively. This increase of $ 82,339 was due to an increase of $ 34,867 in salaries and benefits, an increase of $ 95,945 in occupancy expense, and a decrease of $ 48,473 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to the operation of the new branch in Greenville opened during the second half of 2002. The decrease in other expenses is the result of a decrease of $ 55,285 in expenses related to real estate assets acquired in the settlement of loans.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was 1.30% of loans, net of unearned income, as of June 30, 2003 compared to 1.26% as of December 31, 2002. The provision for loan losses was $439,000 and $430,000 for the six months ended June 30, 2003 and 2002, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the probable losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS

         Commercial, financial and agricultural loans made up 20% of the total loan portfolio as of June 30, 2003, totaling $25,696,530 compared to 20%, or $22,187,882 as of December 31, 2002. Loans secured by real estate for construction and land development totaled $15,872,755 or 12% of the total loan portfolio compared to 12%, or $13,312,729, as of December 31, 2002. All other loans secured by real estate totaled $80,861,904 or 63% of the total loan portfolio as of June 30, 2003 compared to 63%, or $69,891,827 as of December 31, 2002. Installment loans and other consumer loans to individuals comprised 5% of the total loan portfolio totaling $6,747,800 compared to 5%, or $ 5,546,970, as of December 31, 2002. During the second quarter of 2003, the Bank reclassified a significant portion of its loan assets based on the Bank's collateral position. These changes have been made retroactively to December 31, 2002 above.

         During the six months ended June 30, 2003, the Company sold two assets acquired in settlement of loans with net proceeds of $194,915. The sale of these two assets reduced the real estate assets acquired in settlement of loans to an outstanding balance of $48,771.

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 0.86% and 1.00% as of June 30, 2003 and December 31, 2002, respectively. Nonperforming assets increased to $1,118,603 as of June 30, 2003 from $1,098,005 at December 31, 2002. A majority of the Bank's nonperforming asset balance is secured by real estate: $711,884 of the balance is secured by first mortgages on 1-4 family dwellings, $160, 876 of the balance is secured by other real estate property. $193,448.42 of the balance is secured by either personal property or commercial equipment. The remaining balance is unsecured.

OFF-BALANCE SHEET RISK

         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $22.3 million through various types of lending. Commitments at variable rates of interest totaled $14.2 million and commitments at fixed rates totaled $8.1 million.


                                                                     (Continued)

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Banks' customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $784,105 at June 30, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 537,000 at June 30, 2003. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2002 Annual Report on Form 10-KSB.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At June 30, 2003, the Bank had the ability to borrow up to 15% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at June 30, 2003. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2003 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

         The Bank also has $2,000,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


CAPITAL RESOURCES

         The capital base for the Company increased by $407,214 for the first six months of 2003. This net change includes an increase to equity for net income of $461,414, and unrealized losses on investment securities of $54,200. The Company's equity to asset ratio was 6.26% on June 30, 2003, as compared to 6.58% on December 31, 2002.



                                                                     (Continued)

         On July 17, 2003, the Company declared a two cents per share cash dividend. This is the first cash dividend in the Company's history. The dividend is payable on October 1, 2003 to shareholders of record as of September 15, 2003.

         The Federal Reserve and Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements. As of June 30, 2003, the Company and the Bank exceed the capital levels that are required to be maintained. The Bank's capital position is shown in the following table:






                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                   Adequately
                                                                                          Capitalized              Capitalized
                                                                Actual                    Requirement              Requirement
                                                                ------                    -----------              -----------
                                                         Amount          Ratio       Amount        Ratio       Amount         Ratio
                                                         ------          -----       ------        -----       ------         -----
Total capital (to risk weighted assets) ........        $14,488          11.06%     $13,090        10.0%      $10,479          8.0%
Tier 1 capital (to risk weighted assets) .......         12,850           9.81%     $ 7,859         6.0%      $ 5,240          4.0%
Tier 1 capital (to average assets) .............         12,850           8.66%     $ 7,416         5.0%      $ 5,933          4.0%



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




PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held April 23, 2003. Seven directors were elected for terms of one year as follows:

                                       For           Withheld        Abstain

Ronald K. Earnest                   1,481,557          1,155           -
Harold E. Garrett                   1,481,557          1,155           -
Mason Y. Garrett                    1,481,557          1,155           -
Michael L. Gault                    1,481,557          1,155           -
Baety O. Gross, Jr.                 1,481,557          1,155           -
S. Hunter Howard, Jr.               1,481,557          1,155           -
S. Blanton Phillips                 1,481,557          1,155           -


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. None

(b)  Reports on Form 8-K.  Report on Form 8-K filed April 28,  2003  pursuant to
     Item 12 of that form.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
                    Registrant



By:  s/ Mason Y. Garrett                                  Date:August 12, 2003
     -------------------------------------------               ---------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/ J. B. Garrett                                     Date: August 12, 2003
     -------------------------------------------               ---------------
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

Date: August 12, 2003                        s/ Mason Y. Garrett
     -------------------                     -----------------------------------
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

Date: August 12, 2003                       s/ J. B. Garrett
     --------------------                  -----------------------------------
                                           J.B. Garrett
                                           Chief Financial Officer