Form 10QSB
period 2003-09-30
GRANDSOUTH BANCORPORATION
filed 2003-11-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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


Common Stock - No Par Value
1,969,060 Shares Outstanding on October 31, 2003

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                  (Unaudited)            (Audited)
                                                                                                  September 30,         December 31,
                                                                                                      2003                 2002
                                                                                                      ----                 ----
ASSETS
   Cash and due from banks ............................................................                 4,328                  2,669
   Federal funds sold .................................................................                   748                  5,197
   Investment securities available for sale ...........................................                15,660                 17,658
   Other investments, at cost .........................................................                   575                    425
   Loans, net .........................................................................               136,656                109,544
   Property and equipment, net ........................................................                 3,904                  3,993
   Bank owned life insurance ..........................................................                   818                    786
   Assets acquired in settlement of loans .............................................                   433                    243
   Other assets .......................................................................                 1,601                    968
                                                                                                    ---------              ---------
       Total assets ...................................................................             $ 164,723              $ 141,483
                                                                                                    =========              =========

 LIABILITIES
   Deposits
     Noninterest bearing ..............................................................             $  12,703              $   7,286
     Interest bearing .................................................................               125,508                111,187
                                                                                                    ---------              ---------
       Total deposits .................................................................               138,211                118,473
   Federal Home Loan Bank advances ....................................................                11,500                  8,500
   Convertible Subordinated Debentures ................................................                 3,500                  3,500
   Other liabilities ..................................................................                 1,797                  1,699
                                                                                                    ---------              ---------
       Total liabilities ..............................................................               155,008                132,172
                                                                                                    ---------              ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 1,969,060 shares issued
       at September 30, 2003 and 1,875,329 at December 31, 2002 .......................                 8,464                  8,464
   Retained earnings ..................................................................                 1,394                    660
   Accumulated other comprehensive gain ...............................................                  (143)                   187
                                                                                                    ---------              ---------
       Total stockholders' equity .....................................................                 9,715                  9,311
                                                                                                    ---------              ---------
       Total liabilities and stockholders' equity .....................................             $ 164,723              $ 141,483
                                                                                                    =========              =========



                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                         (Unaudited)                           (Unaudited)
                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30                          September 30
                                                                         ------------                          ------------
                                                                   2003              2002                2003              2002
                                                                   ----              ----                ----              ----
   Interest  income
     Loans, including fees .............................       $     1,993        $     1,937        $     5,846        $     5,597
     Investment securities .............................               130                146                530                437
     Federal funds sold ................................                 2                 34                 38                101
                                                               -----------        -----------        -----------        -----------
               Total interest income ...................             2,125              2,117              6,414              6,135

Interest expense
     Deposits and borrowings ...........................               765                868              2,454              2,626
                                                               -----------        -----------        -----------        -----------

   Net interest income .................................             1,360              1,249              3,960              3,509
Provision for loan losses ..............................               150                150                589                580
                                                               -----------        -----------        -----------        -----------
   Net interest income after provision .................             1,210              1,099              3,371              2,929
                                                               -----------        -----------        -----------        -----------

   Noninterest income
     Service charges on deposit accounts ...............                75                 77                236                219
     Other income ......................................                15                 34                 96                112
                                                               -----------        -----------        -----------        -----------
               Total noninterest income ................                90                111                332                331
                                                               -----------        -----------        -----------        -----------

    Noninterest expense
     Salaries and employee benefits ....................               517                431              1,437              1,316
     Occupancy and equipment ...........................               144                121                406                288
     Other expense .....................................               207                303                694                838
                                                               -----------        -----------        -----------        -----------
              Total noninterest expense ................               868                855              2,537              2,442
                                                               -----------        -----------        -----------        -----------

Income before income taxes .............................               432                355              1,166                818
                                                               -----------        -----------        -----------        -----------

Income tax expense .....................................              (160)              (153)              (432)              (366)
                                                               -----------        -----------        -----------        -----------
Net Income .............................................       $       272        $       202        $       734        $       452
                                                               ===========        ===========        ===========        ===========
Weighted average common shares outstanding:
     Basic *
     Diluted * .........................................         1,969,060          1,969,060          1,969,060          1,969,060
                                                                 2,695,053          2,690,026          2,695,053          2,690,026
Per share
      Basic net income per common share ................       $      0.14        $      0.10        $      0.37        $      0.23
                                                               ===========        ===========        ===========        ===========
      Diluted net income per common share ..............       $      0.10        $      0.07        $      0.28        $      0.17
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Common stock                             Accumulated
                                                                ------------                            other compre-
                                                          Number                                           hensive
                                                            of                           Retained           income
                                                          shares          Amount         earnings           (loss)            Total
                                                          ------          ------         --------           ------            -----

BALANCE, JANUARY 1, 2002 ........................       1,875,329       $    8,464       $       59      $       32      $    8,555

Net income for period ...........................                                               452                             452

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                               159             159
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               611
                                                        ---------       ----------       ----------      ----------      ----------

BALANCE, SEPTEMBER 30, 2002 .....................       1,875,329       $    8,464       $      511      $      191      $    9,166
                                                       ==========       ==========       ==========      ==========      ==========

BALANCE, JANUARY 1, 2003 ........................       1,875,329       $    8,464       $      660      $      187      $    9,311

Net income for period ...........................                                               734                             734

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                              (330)           (330)
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               404
                                                        ---------       ----------       ----------      ----------      ----------

BALANCE, SEPTEMBER 30, 2003 .....................       1,875,329       $    8,464       $    1,394      $     (143)     $    9,715
                                                       ==========       ==========       ==========      ==========      ==========




















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                           2003             2002
                                                                                                           ----             ----
OPERATING ACTIVITIES
   Net income ..................................................................................         $    734          $    452
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Deferred income tax expense ...............................................................                -                14
     Provision for loan losses .................................................................              589               580
     Depreciation ..............................................................................              218               132
     Gain on sale of property and equipment ....................................................              (14)                -
     Gain on sale of investment securities .....................................................              (89)                -
     Investment amortization ...................................................................              106                18
     Accretion of bank owned life insurance ....................................................              (32)              (26)
     Increase in accrued interest receivable ...................................................              (72)              (73)
     Decrease (Increase) in other assets .......................................................             (554)               (8)
     Decrease in accrued interest payable ......................................................              (55)             (542)
     Increase (Decrease) in other liabilities ..................................................              240              (498)
                                                                                                         --------          --------
         Net cash provided (used) by operating activities ......................................            1,071                49
                                                                                                         --------          --------

INVESTING ACTIVITIES
   Decrease in Federal funds sold ..............................................................            4,449             2,957
   Proceeds from maturities of investment securities available for sale ........................           12,355             3,975
    Purchase of Federal Home Loan Bank stock ...................................................             (150)                -
   Purchase of investment securities available for sale ........................................          (10,799)           (4,009)
   Proceeds from sale of assets acquired in settlement of loans ................................              252                 -
   Net increase in loan balances ...............................................................          (27,701)          (12,286)
   Proceeds from sale of property and equipment ................................................               21               269
   Increase in assets acquired in settlement of loans ..........................................             (442)             (144)
   Purchase of property and equipment ..........................................................             (136)           (1,993)
                                                                                                         --------          --------
         Net cash used for investing activities ................................................          (22,151)          (11,231)
                                                                                                         --------          --------

FINANCING ACTIVITIES

   Proceeds from Federal Home Loan Bank advances ...............................................            3,000                 -
   Net increase in deposits ....................................................................           19,739            12,491
                                                                                                         --------          --------

         Net cash provided by financing activities .............................................           22,739            12,491
                                                                                                         --------          --------
         Increase (Decrease) in cash and cash equivalents ......................................            1,659             1,309

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................            2,669             2,207
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................         $  4,328          $  3,516
                                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (Decrease) in net unrealized gains on securities available for sale ................         $   (425)         $    233
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

                                                                     (Continued)

           The tables set forth below illustrate a reconciliation of numerators and denominators of the basic and diluted per-share computations of net income for the nine months ended September 30, 2003 and 2002 (dollars in thousands). Share and Per-share data for 2002 have been adjusted to reflect the 5% stock dividend paid on January 31, 2003.



                                                                                            Income           Shares        Per-share
                                                                                          (numerator)     (denominator)      amount
                                                                                          -----------     -------------      ------
(Dollars in Thousands, except per share data)
Nine months ended September 30, 2003
Basic EPS ........................................................................         $     734         1,969,060         $0.37
Income available to common stockholders
Effect of dilutive securities:  stock options ....................................                             160,565
                                         subordinated debentures .................                36           565,428
                                                                                           ---------         ---------         -----
Diluted EPS
Income available to common stockholders plus assumed
     exercise of stock options and subordinated debentures .......................         $     770         2,695,053         $0.28
                                                                                           =========         =========         =====


                                                                                            Income           Shares        Per-share
                                                                                          (numerator)     (denominator)      amount
                                                                                          -----------     -------------      ------
(Dollars in Thousands, except per share data)
Nine months ended September 30, 2002
Basic EPS ........................................................................         $     452         1,969,060         $0.23
Income available to common stockholders
Effect of dilutive securities:  stock options ....................................                             155,538
                                         subordinated debentures .................                45           565,428             -
                                                                                           ---------         ---------         -----
Diluted EPS
Income available to common stockholders plus assumed
     exercise of stock options and subordinated debentures .......................         $     497         2,690,026         $0.18
                                                                                           =========         =========         =====



NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of the Company.
                                                                     (Continued)

         In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), "Allowance for Credit Losses". The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and (2) one or more components of collective loan impairment recognized pursuant to SFAS No. 5, "Accounting for Contingencies", and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

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

                                                                                   Nine months ended           Three months ended
                                                                                     September 30,                 September 30,
                                                                                     -------------                 -------------
                                                                                 2003            2002          2003           2002
                                                                                 ----            ----          ----           ----
(Dollars in Thousands, except per share data)
Net income, as reported ................................................       $   734        $   452        $   272        $   202
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .......................            (9)            (9)            (5)            (5)
                                                                               -------        -------        -------        -------

Pro forma net income ...................................................       $   725        $   443        $   267        $   197
                                                                               =======        =======        =======        =======

Net income per common share:
         Basic - as reported ...........................................       $  0.37        $  0.23        $  0.14        $  0.10
                                                                               =======        =======        =======        =======
         Basic - pro forma .............................................       $  0.37        $  0.22        $  0.13        $  0.10
                                                                               =======        =======        =======        =======

         Diluted - as reported .........................................       $  0.27        $  0.17        $  0.10        $  0.07
                                                                               =======        =======        =======        =======
         Diluted - pro forma ...........................................       $  0.27        $  0.16        $  0.09        $  0.07
                                                                               =======        =======        =======        =======





                                                                     (Continued)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in the 2002 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the nine months ending September 30, 2003 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

         This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include but are not limited to: changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; adequacy of the allowance for loan losses; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the Company's consolidated financial statements included in the Company's 2002 Annual Report on Form 10-KSB.

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


RESULTS OF OPERATIONS - Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

         The Company's net income for the third quarter of 2003 was $ 272,178, or $0.10 per diluted share, compared to $ 201,813, or $0.07 per diluted share, for the third quarter of 2002.

                                                                     (Continued)

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $ 1,359,928 and $1,249,302 for the three months ended September 30, 2003 and 2002, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the third quarter of 2003 increased by $30,360,111 or 25.58% over the same period in 2002, while average interest-bearing liabilities increased by $25,566,928 or 23.06% comparing the second quarter of 2003 with the second quarter of 2002.





                                                             Average Balances, Income and Expenses, and Rates
                                                                 For the three months ended September 30,
                                                            ---------------------------------------------------
                                                            2003                                           2002
                                         ----------------------------------------        ----------------------------------------
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                         balance           expense     yield/rate        balance          expense      yield/rate
                                         -------           -------     ----------        -------          -------      ----------
                                                                       (Dollars in thousands)
Federal funds sold ................   $         802     $           2     1.00%       $       7,562     $          34     1.81%
Investment securities .............          17,854               130     2.91%              11,146               146     5.26%
Loans .............................         130,369             1,993     6.11%              99,957             1,937     7.75%
                                      -------------     -------------     -----       -------------     -------------     ----
     Total earning assets .........   $     149,025             2,125     5.70%       $     118,665             2,117     7.14%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities ................   $     136,417               765     2.24%       $     110,850               868     3.13%
                                      =============     -------------     -----       =============     -------------     ----
Net interest spread ...............                                       3.46%                                           4.01%
Net interest income/margin ........                     $       1,360     3.65%                         $       1,249     4.21%
                                                        =============     =====                         =============     ====

     As reflected above, for the third quarter of 2003 the average yield on earning assets amounted to 5.70%, while the average cost of interest-bearing liabilities was 2.24%. For the same period of 2002, the average yield on earning assets was 7.14% and the average cost of interest-bearing liabilities was 3.13%. The net interest margin for the period ended September 30, 2003 was 3.65% and for 2002 was 4.21%. This decrease was the result of the declining interest rate environment during the past twelve months. This environment resulted in the Bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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




                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                For the three months ended
                                                                                               September 30, 2003 versus 2002
                                                                                               ------------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------

                                                                                                 ( Dollars in Thousands )

Federal funds sold ...........................................................            $ (17)            $ (15)            $ (32)
Investment securities ........................................................               49               (65)              (16)
Loans ........................................................................              465              (409)               56
                                                                                          -----             -----             -----
       Total earning assets ..................................................              497              (489)                8
       Total interest on interest-bearing liabilities ........................             (143)              246               103
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 354             $(243)            $ 111
                                                                                          =====             =====             =====




NONINTEREST INCOME
     Noninterest income was $ 90,008 and $ 111,301 for the three months ended September 30, 2003 and 2002, respectively. The decrease was the result of a decrease in services charges on deposit accounts.

NONINTEREST EXPENSES
     Noninterest expenses for the three months ended September 30, 2003 and 2002 were $ 868,346 and $ 854,904, respectively. This increase of $ 13,442 was due to an increase of $ 86,500 in salaries and benefits, an increase of $ 22,901 in occupancy expense, and a decrease of $ 95,959 in other expense. The increases in salary and benefits and were primarily due to expenses related to staffing and facility needs for the opening of a new branch in Greenville during the second half of 2002. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The decrease in other expenses was primarily due to a decrease of $ 32,013 in consultant fee expenses, a $ 20,331 decrease in printing and office supplies, and a $16,830 decrease in expenses related to real estate owned. Consultant fee expenses and printing and office supply expenses were abnormally high during the third quarter of 2002 due to the construction of the new facility.

RESULTS OF OPERATIONS - Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

       The Company's net income for the first nine months of 2003 was $ 733,592, or $0.27 per diluted share, compared to $ 451,503, or $0.17 per diluted share, for the first nine months of 2002.

NET INTEREST INCOME
       Net interest income, was $3,959,691 and $3,508,988 for the nine months ended September 30, 2003 and 2002, respectively.

       Interest-earning assets for the first nine months of 2003 increased by $28,056,110 or 24.89% over the same period in 2002, while interest-bearing liabilities increased by $25,376,962 or 24.18% comparing the first nine months of 2003 over the same period in 2002.
                                                                     (Continued)

                                                               Average Balances, Income and Expenses, and Rates
                                                                   For the nine months ended September 30,
                                                             ---------------------------------------------------
                                                             2003                                           2002
                                         ----------------------------------------        -----------------------------------------
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                         balance           expense     yield/rate        balance          expense      yield/rate
                                         -------           -------     ----------        -------          -------      ----------
                                                                       (Dollars in thousands)

Federal funds sold .................  $       4,482     $          38     1.13%       $       7,993     $         101      1.69%
Investment securities ..............         17,872               529     3.94%              10,695               437      5.45%
Loans ..............................        121,218             5,847     6.43%              96,048             5,597      7.77%
                                      -------------     -------------     ----        -------------     -------------      ----
     Total earning assets ..........  $     143,572             6,414     5.96%       $     114,736             6,135      7.13%
                                      =============     -------------                 =============     -------------
     Total interest bearing
       liabilities .................  $     132,380             2,454     2.47%       $     106,944             2,626      3.27%
                                      =============     -------------     ----        =============     -------------      ----
Net interest spread ................                                      3.49%                                            3.86%
Net interest income/margin .........                    $       3,960     3.68%                         $       3,509      4.08%
                                                        =============     ====                          =============      ====

     As reflected above, for the first nine months of 2003 the average yield on earning assets amounted to 5.96%, while the average cost of interest-bearing liabilities was 2.47%. For the same period of 2002, the average yield on earning assets was 7.13% and the average cost of interest-bearing liabilities was 3.27%. The net interest margin for the period ended September 30, 2003 was 3.68% and for 2002 was 4.08%. This decrease was the result of the declining interest rate environment during the past twelve months. This environment resulted in the Bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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


                   Analysis of Changes in Net Interest Income

                                                                                                 For the nine months ended
                                                                                               September 30, 2003 versus 2002
                                                                                               ------------------------------
                                                                                       Volume              Rate          Net change
                                                                                       ------              ----          ----------
                                                                                                    (Dollars in Thousands)
Federal funds sold ........................................................           $   (29)           $   (33)           $   (62)
Investment securities .....................................................               213               (121)                92
Loans .....................................................................             1,214               (965)               249
                                                                                      -------            -------            -------
       Total earning assets ...............................................             1,398             (1,119)               279
       Total interest on interest-bearing liabilities .....................              (470)               642                172
                                                                                      -------            -------            -------
Net interest income .......................................................           $   928            $  (477)           $   451
                                                                                      =======            =======            =======


                                                                     (Continued)

NONINTEREST INCOME

         Noninterest income was $332,214 and $ 330,865 for the nine months ended September 30, 2003 and 2002, respectively. The increase primarily resulted from an increase in service charges on deposit accounts.

NONINTEREST EXPENSES

         Noninterest expenses for the nine months ended September 30, 2003 and 2002 were $2,537,348 and $2,441,567, respectively. This increase of $95,781 was due to an increase of $121,367 in salaries and benefits, an increase of $118,846 in occupancy expense, and a decrease of $144,732 in other expenses. The increases in salary and benefits and occupancy expense were primarily due to expenses related to the operation of the new branch in Greenville opened during the second half of 2002. The decrease in other expenses is the result of a decrease of $63,450 in expenses related to real estate assets acquired in the settlement of loans and a decrease of $69,903 in data processing expense. Data processing expenses were abnormally high during 2002 due to the construction of the new facility.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was 1.28% of loans, net of unearned income, as of September 30, 2003 compared to 1.26% as of December 31, 2002. The provision for loan losses was $589,000 and $580,000 for the nine months ended
September 30, 2003 and 2002, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the probable losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS

         Commercial, financial and agricultural loans made up 18% of the total loan portfolio as of September 30, 2003, totaling $25,265,185 compared to 20%, or $22,187,882 as of December 31, 2002. Loans secured by real estate for construction and land development totaled $16,137,699 or 12% of the total loan portfolio compared to 12%, or $13,312,729, as of December 31, 2002. All other loans secured by real estate totaled $89,599,404 or 65% of the total loan portfolio as of September 30, 2003 compared to 63%, or $69,891,827 as of December 31, 2002. Installment loans and other consumer loans to individuals comprised 5% of the total loan portfolio totaling $7,476,227 compared to 5%, or $ 5,546,970, as of December 31, 2002. During the second quarter of 2003, the Bank reclassified a significant portion of its loan assets based on the Bank's collateral position. These changes have been made retroactively to December 31, 2002 above.

         During the nine months ended September 30, 2003, the Company sold four assets acquired in settlement of loans for net proceeds of $243,686. The Company subsequently acquired additional real estate in settlement of loans during the third quarter of 2003 totaling $ 433,306.

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 0.72% and 1.00% as of September 30, 2003 and December 31, 2002, respectively. Nonperforming assets decreased to $999,053 as of September 30, 2003 from $1,098,005 at December 31, 2002. A majority of the Bank's nonperforming asset balance is secured by real estate: $307,010 of the balance is secured by first mortgages on 1-4 family dwellings, $433,306 of the balance represents foreclosed real estate property. $199,385 of the balance is secured by either personal property or commercial equipment. The remaining balance of $59,352 is unsecured.

OFF-BALANCE SHEET RISK

         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had issued commitments to extend credit of $22.7 million through various types of lending.
                                                                     (Continued)

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $730,105 at September 30, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $537,000 at September 30, 2003. These obligations are payable over several years as shown in
Note 10 to the Financial Statements in the Company's 2002 Annual Report on Form 10-KSB.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At September 30, 2003, the Bank had the ability to borrow up to 15% of assets from the FHLB. $11.5 million of borrowings were outstanding from the FHLB at September 30, 2003. The borrowings bear interest at rates ranging from 1.30% to 4.38%. $3.0 million matures and reprices daily, $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $575,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2003 was $11.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

         In 2001, the Company issued ten-year variable rate convertible subordinated debentures. The proceeds from the issuance were $3,500,000. The debentures pay interest quarterly at prime minus 2 percent (2.00 percent at September 30, 2003). The holders of debentures may convert the principal amount of the debenture into common stock of the Company at the conversion ratio of $6.19 (approximate fair value at issuance) of debenture principal for one share of the Company's stock. The Company has the option of redeeming the debentures at any time after December 31, 2005 as a whole or in part and from time to time at predetermined prices.

         The Bank also has $3,000,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.
                                                                     (Continued)

CAPITAL RESOURCES

         The capital base for the Company increased by $403,791 for the first nine months of 2003. This net change includes an increase to equity from net income of $733,592, offset by unrealized losses on investment securities of $329,801. The Company's equity to asset ratio was 5.90% on September 30, 2003, as compared to 6.58% on December 31, 2002.

         On July 17, 2003, the Company declared a two cents per share cash dividend. This is the first cash dividend in the Company's history. The dividend was paid October 1, 2003 to shareholders of record as of September 15, 2003.

         The Federal Reserve and Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements. As of September 30, 2003, the Company and the Bank exceed the capital requirement levels that are to be maintained. The Bank's capital position is shown in the following table:





                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                           Well                   Adequately
                                                                                        Capitalized              Capitalized
                                                                 Actual                 Requirement               Requirement
                                                                 ------                 -----------               -----------
                                                         Amount          Ratio     Amount         Ratio      Amount         Ratio
                                                         ------          -----     ------         -----      ------         -----
Total capital (to risk weighted
   assets) .....................................        $14,902         10.56%     $14,111        10.0%      $11,289        8.0%
Tier 1 capital (to risk weighted
   assets) .....................................         13,138          9.31%     $ 8,466         6.0%      $ 5,644        4.0%
Tier 1 capital (to average assets) .............         13,138          8.35%     $ 7,868         5.0%      $ 6,294        4.0%



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

ITEM 3.

CONTROLS AND PROCEDURES.

   Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

    No disclosure is required under 17 C.F.R. Section 228.308(c).




PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 13a-14(a)

          Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 13a-14(a)

Exhibit 32 Certifications pursuant to 18 U.S.C. Section 1350

     (b)  Reports on Form 8-K.

          Form 8-K filed July 18,2003 pursuant to Item 12 of that form.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
           Registrant



By:  s/Mason Y. Garrett                               Date: November 13, 2003
     -------------------------------------------           -------------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                  Date: November 13, 2003
     -------------------------------------------           -------------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index



Exhibit 31.1     Certifications of Chief Executive Officer pursuant to 13a-14(a)

Exhibit 31.2     Certifications of Chief Financial Officer pursuant to 13a-14(a)

Exhibit 32       Certifications pursuant to 18 U.S.C. Section 1350