Form 10KSB
period 2003-12-31
GRANDSOUTH BANCORPORATION
filed 2004-03-30
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003                File Number 000-31937

                            GRANDSOUTH BANCORPORATION
                 (Name of Small Business Issuer in its Charter)

             South Carolina                              57-1104394
    (State or Other Jurisdiction            (IRS Employer Identification Number)
      of Incorporation or Organization)

                381 Halton Road, Greenville, South Carolina 29606
                (Address of Principal Executive Office, Zip Code)

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $9,111,897.

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2004, was approximately $9,842,033. (In the absence of an active trading market for the Registrant's common equity, book value is used as a proxy for market value.) As of March 1, 2004, there were 2,165,779 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Securities ...........      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................     24
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     49
Item 8A  Controls and Procedures ........................................     49
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     50
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     51
Item 14  Principal Accountant Fees and Services .........................      *

     * Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         This Report of GrandSouth Bancorporation (the "Company") on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.


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

                                     PART I

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Greenville and Fountain Inn, South Carolina. The main office is located at 381 Halton Road, in Greenville, South Carolina, and the branch office is located at 325 South Main Street, in Fountain Inn, South Carolina.

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

         At March 1, 2004, the Bank employed 32 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2003. At that time, 25 banks, and savings banks with 144 branch locations competed in Greenville County for aggregate deposits of approximately $6.6 billion.

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

         The Company is also subject to regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the new legislation and regulations adopted by appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 2.    Description of Property.

         The Bank leases property at the intersection of Halton Road and Rocky Slope Road in Greenville, South Carolina where its main office facility is located. The property is leased until 2021 for $1,000 per month for years one through five, $1,322 per month for years six through fifteen, and $1,521 per month for years sixteen through the end of the lease term. This facility, which was completed in August 2002, is a 20,000 square foot, three story building. The cost of building and furnishing the new facility totaled $2.9 million.

         The Bank leases property at the corner of South Main Street and East Knight Street in Fountain Inn where a branch office is located. The property is leased until 2018 for $800 per month from Blake P. Garrett, Jr., Trustee, with four five year renewal options. Lease payments are subject to increase to reflect increases in the Consumer Price Index. Blake P. Garrett, Jr., is the brother of Mason Y. Garrett, Chairman of the Board of Directors of the Bank. Blake P. Garrett, Jr., is trustee for a partnership which owns the property.

         From its opening until July 2003, the Bank also operated in a building in Simpsonville, South Carolina. That office is also leased from Blake P. Garrett, Jr., as Trustee, for $3,000 per month for three years with two five year renewal options. Mason Y. Garrett is a 10.3% partner in the partnership. This office was closed in July 2003, but the Company's lease obligations continue until February 2006.

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

Item 4.    Submission of Matters to Vote of Security Holders.

           No matters were submitted to a vote of security holders in the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities.

         Although the common stock of the Company is traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2003, management is aware of a few transactions in which the Company's common stock has been transferred in a range of $4.50 to $7.25 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock. In January 2004, the Company issued a 10% stock dividend. The trade prices above have been adjusted to reflect this stock dividend.


         As of March 1, 2004, there were approximately 624 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company did not pay any cash dividends prior to 2003. In 2003, the Company paid cash dividends totaling $.04 per share. The dividend policy of the Company as well as the Bank is subject to the discretion of their respective Boards of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. South Carolina banking regulations restrict the amount of cash dividends that can be paid to the Company by the Bank, and all of the Bank's cash dividends to the Company are subject to the prior approval of the South Carolina Commissioner of Banking.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2003. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



Management's Discussion and Analysis or Plan of Operation

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

Forward-Looking Statements

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and thus is prospective. The words "may", "would", "could", "will", "expect", "anticipate", "should", "believe", "intend", "plan", and "estimate", as well as similar expressions are meant to identify such forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

         These statements appear in a number of places in this report and include all statements that are not statements of historical fact and statements regarding our intentions, beliefs, or expectations. These statements are based on current expectations, estimates and projections about the banking industry, the general economy, management's beliefs and assumptions made by management. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our ability to manage rapid growth, general economic conditions, competition, interest rate sensitivity, adequacy of the allowance for loan losses and exposure to regulatory and legislative changes.

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

         Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Financial Condition

         At December 31, 2003 the Company had total assets of $172.5 million composed primarily of net loans of $148.1 million, investment securities and Federal Funds sold of $16.0 million and cash and due from banks of $2.0 million. Liabilities were $162.8 million at December 31, 2003, composed primarily of deposits of $145.6 million, Federal Home Loan Bank advances of $11.6 million and subordinated debentures of $3.5 million. Shareholders' equity was $9.6 million at December 31, 2003.

         The Company's loan portfolio at December 31, 2003 consisted primarily of $30.5 million of commercial loans, $94.4 million of real estate mortgage loans, $15.8 million of real estate construction loans and $9.7 million of consumer loans. The allowance for loan losses totaled $2.3 million at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio as of December 31, 2003.

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2003 of $650,112, or $0.30 basic and $0.24 diluted earnings per share, compared to $600,882 or $0.28 basic earnings per share and $0.23 diluted earnings per share for the year ended December 31, 2002. Earnings per share have been adjusted for a 10% stock dividend issued on January 30, 2004. Diluted earnings per share reflect the effect of the exercise of stock options as well as an assumed conversion of subordinated debentures. The Bank had net interest income (the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, excluding the provision for loan losses) of $5,354,528 in 2003 compared to $4,738,333 in 2002. The Bank also had other operating income (principally service charges, fees and commissions, and gains on sales of investment securities) of $508,123 in 2003 and $440,809 in 2002. The Bank provided $1,339,000 and $805,000 to its allowance for loan losses in 2003 and 2002 respectively, and had other operating expenses (principally salaries and benefits, occupancy and equipment expenses and data processing expenses) of $3,491,070 in 2003 and $3,312,790 in 2002.

Net Interest Income

         Net interest income is the amount of interest earned on interest-earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest-bearing liabilities (interest-bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest-earning assets and interest-bearing liabilities and the relative funding of these assets.

         During the year ended December 31, 2003,  net interest  income was $5.4 million. For the year ended December 31, 2002, net interest income was $4.7 million. This increase was primarily attributable to an increase in volume of average interest-earning assets, which increased to $151.0 million in 2003 from $121.2 million in 2002. The average yield on interest-earning assets decreased to 5.70% in 2003 from 6.84% in 2002, while the average cost of interest-bearing liabilities decreased to 2.35% in 2003 from 3.20% in 2002. The net yield on average interest-earning assets decreased to 3.55% in 2003 from 3.91% in 2002, reducing the benefit of the increased volume of interest-earning assets.

The table "Average Balances, Yields and Rates," provides a detailed analysis of the effective yields and rates on the categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2003 and 2002.

                                                                               Average Balances, Yields and Rates
                                                                               ----------------------------------
                                                                                     (Dollars in Thousands)
                                                                Year Ended December 31, 2003        Year Ended December 31, 2002
                                                                ----------------------------        ----------------------------
                                                                           Interest                            Interest
                                                               Average      Income/   Yields/     Average       Income/     Yields/
                                                             Balances(1)    Expense    Rates    Balances(1)     Expense      Rates
                                                             -----------    -------    -----    -----------     -------      -----
Assets
Federal funds sold and interest-bearing deposits ........      $  4,291      $   55    1.28%      $  9,391        $  148       1.58%
Investment securities ...................................        16,246         557     3.43        12,031           609       5.06
Loans (2) ...............................................       130,448       7,992     6.13        99,820         7,540       7.55
                                                               --------      ------    -----      --------        ------       ----
  Total interest-earning assets .........................       150,985       8,604     5.70       121,242         8,297       6.84
Cash and due from banks .................................         2,149                              2,263
Allowance for loan losses ...............................        (1,642)                            (1,246)
Premises and equipment ..................................         3,958                              3,291
Other assets ............................................         2,014                              2,700
                                                               --------                           --------
  Total assets ..........................................      $157,464                           $128,250
                                                               ========                           ========
Liabilities and shareholders' equity
  Interest-bearing deposits .............................       125,449       2,793     2.23        99,160         3,092       3.12
  FHLB advances .........................................         9,588         382     3.98         8,500           371       4.36
  Subordinated debentures ...............................         3,500          74     2.11         3,500            96       2.75
                                                               --------      ------    -----      --------        ------       ----
    Total interest-bearing liabilities ..................       138,537       3,249     2.35       111,160         3,559       3.20
Noninterest-bearing demand deposits .....................         8,361                              7,090
Other liabilities .......................................         1,121                              1,363
                                                               --------                           --------
    Total liabilities ...................................       148,019                            119,613
Shareholders' equity ....................................         9,445                              8,637
                                                               --------                           --------
  Total liabilities and  shareholders' equity ...........      $157,464                           $128,250
                                                               ========                           ========
Interest rate spread (3) ................................                               3.35                                   3.64
                                                                                       -----                                   ----
Net interest income and net yield
  on earning assets  (4) ................................                    $5,355     3.55                      $4,738       3.91
                                                                             ======    -----                      ======       ----
Interest free funds supporting earning assets (5) .......       $12,448                            $10,082
                                                                =======                            =======

(1)  Average balances are computed on a daily basis.
(2) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis. Income includes loan fees, which are immaterial to the calculation.
(3)  Total  interest-earning   assets  yield  less  the  total  interest-bearing
     liabilities rate.
(4)  Net interest income divided by total interest-earning assets.
(5)  Total interest-earning assets less total interest-bearing liabilities.

Rate/Volume Analysis of Net Interest Income

            The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. The effect of changes in volume/rate has been determined by applying the amount of the change in average rates to the amount of the change in average volumes, and allocated to volume and rate based on their proportions to the absolute value of each.

                                                                                     Year Ended December 31, 2003 compared to 2002
                                                                                              Increase (Decrease) Due to
                                                                                              --------------------------
                                                                                     Volume               Rate               Change
                                                                                     ------               ----               ------
                                                                                                  (Dollars in Thousands)
Interest earned on:
       Federal funds sold and interest-bearing
         Deposits ......................................................            $   (69)            $   (24)            $   (93)
       Investment securities ...........................................                177                (229)                (52)
       Gross Loans .....................................................              2,037              (1,585)                452
                                                                                    -------             -------             -------

Total Interest Income ..................................................              2,145              (1,838)                307
Interest paid on:
       Deposits ........................................................                706              (1,005)               (299)
       FHLB advances ...................................................                 45                 (34)                 11
       Subordinated debentures .........................................                  -                 (22)                (22)
                                                                                    -------             -------             -------
Total Interest Expense .................................................                751              (1,061)               (310)

Change in Net Interest Income ..........................................            $ 1,394             $  (777)            $   617
                                                                                    =======             =======             =======


         During  2004,  management  expects  that  interest  rates  will  remain generally flat during the entire year. Therefore, any improvements in net interest income for 2004 are expected to be largely the result of increases in the volume and changes in the mix of interest-earning assets and interest-bearing liabilities. Management expects to continue to use aggressive marketing strategies to increase the Bank's market share for both deposits and quality loans within the Greenville, South Carolina area. These strategies involve offering attractive interest rates and continuing the Bank's commitment to providing outstanding customer service.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis through twelve months, rate- sensitive assets exceeded rate-sensitive liabilities, resulting in an asset-sensitive position at December 31, 2003 of $19.5 million for a cumulative gap ratio of 11.73%.

When interest-sensitive assets exceed interest-sensitive liabilities for a specific repricing period, a positive interest sensitive gap results. The gap is negative when interest-sensitive liabilities exceed interest-sensitive assets. For a bank with a positive gap, such as the Bank, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect. However, gap analysis, such as the table below, does not take into account actions by a bank or its customers during periods of changing rates, which could significantly change the effects of rate changes than would otherwise be expected.

         The table below reflects the balances of interest-earning assets and interest-bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the earlier of their contractual maturity date or the date at which the loans may be repriced contractually. Time deposits in other banks are reflected in the deposits' maturity dates. Repurchase agreements and other borrowed funds are reflected in the earliest contractual repricing interval due to the immediately available nature of these funds. Interest-bearing liabilities with no contractual maturity, such as interest-bearing transaction accounts and savings deposits, are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits are reflected at their contractual maturity dates. Fixed rate advances are reflected at their contractual maturity dates, and variable rate advances are reflected in the earliest repricing interval since they were borrowed under the daily rate credit option, and reprice daily.

                          Interest Sensitivity Analysis

                                                                                              December 31, 2003
                                                                                              -----------------
                                                                        Within         4-12      Over 1-5       Over 5
                                                                       3 Months       Months      Years         Years          Total
                                                                       --------       ------      -----         -----          -----
                                                                                        (Dollars in thousands)
Interest-earning assets
   Federal funds sold and interest-bearing deposits ..............    $  1,562     $     50      $      -      $      -     $  1,612
   Investments and FHLB stock ....................................       1,938        1,297         5,014         6,160       14,409
   Loans .........................................................     106,917       19,026        22,231         2,222      150,396
                                                                      --------     --------      --------      --------     --------

        Total interest-earning assets ............................    $110,417     $ 20,373      $ 27,245      $  8,382     $166,417
                                                                      ========     ========      ========      ========     ========
Interest-bearing liabilities
   Interest-bearing deposits
      Interest-bearing transaction accounts ......................         905            -         2,237             -        3,142
      Savings and money market accounts ..........................      31,887            -        16,423             -       48,310
      Time deposits over $100M ...................................       6,829       26,069         3,531             -       36,429
      Other time deposits ........................................      10,278       28,706         9,674             -       48,658
                                                                      --------     --------      --------      --------     --------
        Total interest-bearing deposits ..........................      49,899       54,775        31,865             -      136,539
                                                                      --------     --------      --------      --------     --------

   Other borrowings ..............................................       3,500        3,100         8,500             -       15,100
                                                                      --------     --------      --------      --------     --------
        Total interest-bearing liabilities .......................    $ 53,399     $ 57,875      $ 40,365      $      -     $151,639
                                                                      ========     ========      ========      ========     ========

Period interest-sensitive gap ....................................    $ 57,018     $(37,502)     $(13,120)     $  8,382
Cumulative interest-sensitive gap ................................      57,018       19,516         6,396        14,778

Gap ratio as a percentage of earning assets ......................       34.26%      (22.53)%       (7.89)%        5.04%
Cumulative gap ratio as a percentage of earning assets ...........       34.26        11.73          3.84          8.88

Provision for Loan Losses

         The allowance for loan losses, established through charges to expense in the form of a provision for loan losses, allows for loan losses inherent in the Bank's loan portfolio. Loan losses or recoveries are charged or credited directly to the allowance. The level of the allowance for loan losses is based on management's judgment as to the amount required to maintain an allowance adequate to provide for estimated inherent losses. The Bank provided $1,339,000 and $805,000 to the allowance during the years ended December 31, 2003 and 2002, respectively.

Other Income

         In 2003, the Bank had other income of $508,123 compared to $440,809 in 2002. The increase was primarily the result of gains of $89,575 on sales of investment securities classified as available-for-sale.

Other Expenses

         Salaries and employee benefits totaled $1,894,529 and $1,789,615 for 2003 and 2002, respectively. The increase was primarily due to additional lending staff at the Greenville location. Occupancy and equipment and data processing expenses totaled $867,300 for the year ended December 31, 2003 compared to $731,336 for the year ended December 31, 2002. The increase of $135,964 was primarily due to one-time software conversion costs and a full-year of expenses associated with the Greenville location, which opened in late 2002. In 2003, the Bank recorded write-downs of assets acquired in settlement of loans of $25,549, compared to $89,031 in 2002.

Income Taxes

         During the years ended December 31, 2003 and 2002, the Bank recorded income tax expense of $382,469 and $460,470, respectively. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses and depreciation) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Portfolio

         As of December 31, 2003, the Bank's investment portfolio, excluding investments required for membership in the Federal Home Loan Bank ("FHLB"), comprised approximately 8.0% of total assets. The following table summarizes the carrying value amounts of securities held by the Bank at December 31, 2003 and at December 31, 2002. Available-for-sale securities are stated at estimated fair value. The Bank had no held-to-maturity securities at December 31, 2003.

Securities Portfolio Composition

                                                                December 31, 2003                       December 31, 2002
                                                                -----------------                       -----------------
                                                                       Net                                     Net
                                                                    Unrealized                              Unrealized
                                                       Book          Holding         Fair         Book         Holding       Fair
                                                      Value        Gain/(Loss)       Value        Value      Gain/(Loss)     Value
                                                      -----        -----------       -----        -----      -----------     -----
                                                                                   (Dollars in thousands)

Federal  Agencies ............................      $  3,014       $    (38)      $  2,976      $  5,992      $     60      $  6,052
Mortgage-backed securities ...................        10,901            (48)        10,853        11,391           215        11,606
                                                    --------       --------       --------      --------      --------      --------
                                                    $ 13,915       $    (86)      $ 13,829      $ 17,383      $    275      $ 17,658
                                                    ========       ========       ========      ========      ========      ========

         The Bank also holds stock in the FHLB. This stock was recorded at a cost of $580,000 at December 31, 2003 and $425,000 at December 31, 2002, and has no quoted market value. However, redemption of this stock has historically been at par value.

              The following table presents maturities and weighted average yields of debt securities available for sale at December 31, 2003. All of the securities are stated at estimated fair value.

                   Securities Portfolio Maturities and Yields

                                                      December 31, 2003
                                                      -----------------
                                                 Fair value            Yield
                                                 ----------            -----
                                                    (Dollars in thousands)
Federal agencies

         Due from one to five years .....     $    2,975,625           2.09%
                                              -------------


Mortgage-backed securities
         Due from five to ten years .....         10,226,717           3.66
         Due after ten years ............            626,877           4.43
                                              --------------
                                                  10,853,594
                                              --------------
                                              $   13,829,219           3.35%
                                              ==============

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans to any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2003 and 2002, is shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                            December 31,
                                                            ------------
                                                       2003               2002
                                                       ----               ----
                                                      (Dollars in thousands)
Commercial .................................        $  30,500         $  45,122
Real estate - Construction .................           15,814            13,627
Real estate - Mortgage .....................           94,391            44,840
Consumer ...................................            9,691             7,350
                                                    ---------         ---------
    Total loans ............................          150,396           110,939
Less allowance for loan losses .............           (2,345)           (1,395)
                                                    ---------         ---------
                                                    $ 148,051         $ 109,544
                                                    =========         =========

         A certain degree of risk is inherent in the extension of credit. Management has established loan and credit policies designed to control both the types and amounts of risks assumed and to ultimately minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines.

         Commercial loans primarily represent loans made to businesses, and may be made on either a secured or an unsecured basis. When taken, collateral usually consists of liens on receivables, equipment, inventories, furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to- worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and the debt service capacity of a business can deteriorate because of downturns in national and local economic conditions. To control risk, initial and continuing financial analysis of a borrower's financial information is required.

         Real estate construction loans generally consist of financing the construction of 1-4 family dwellings and nonfarm, nonresidential real estate. Usually, loan-to-cost ratios are limited to 80% and permanent financing commitments are required prior to the advancement of loan proceeds.

         Loans secured by real estate mortgages comprised 62.8% of the Bank's loan portfolio at December 31, 2003 compared to 40.4% at December 31, 2002. Residential real estate loans consist mainly of first and second mortgages on single family homes, with some multifamily loans. Loan-to-value ratios for these instruments are generally limited to 80%. Nonfarm, nonresidential loans are secured by business and commercial properties with loan-to-value ratios generally limited to 80%. The repayment of both residential and business real estate loans is dependent primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary or liquidation source of repayment.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Company's loans, by type, at December 31, 2003, as well as the amount of fixed and variable rate loans outstanding.

                                                                             December 31, 2003
                                                                             -----------------
                                                         One Year          One to        Five Years
                                                          Or Less        Five Years       Or More          Total
                                                          -------        ----------       -------          -----
                                                                          (Dollars in thousands)

Commercial, financial and industrial ...............      $ 25,325         $ 3,459         $1,716        $ 30,500
Real estate - construction .........................        13,770           2,044              -          15,814
Real estate - mortgage .............................        67,898          26,446             47          94,391
Consumer installment ...............................         4,879           3,691          1,121           9,691
                                                          --------         -------         ------        --------
         Total loans ...............................      $111,872         $35,640         $2,884        $150,396
                                                          ========         =======         ======        ========

Fixed rate .........................................                                                     $ 51,246
                                                                                                         ========

Variable rate ......................................                                                     $ 99,150
                                                                                                         ========

Nonperforming Loans; Other Problem Assets

         When a loan is 90 days past due as to interest or principal or there is serious doubt as to collectibility, the accrual of interest income is generally discontinued unless the estimated net realizable value of collateral is sufficient to assure collection of the principal balance and accrued interest. When the collectibility of a significant amount of principal is in serious doubt, the principal balance is reduced to the estimated fair value of collateral by charge-off to the allowance for loan losses and any subsequent collections are credited first to the remaining principal balance and then to the allowance for loan losses as a recovery of the amount charged-off. A nonaccrual loan is not returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed.

         At December 31, 2003 and 2002,  the Bank had  $1,230,953  and $855,270,
respectively, of nonaccrual loans. The increase was primarily attributable to one large loan placed on nonaccrual in 2003. Gross interest income that would have been recorded with respect to nonaccrual loans in 2003 and 2002 under the original terms of the loans was $93,543 and $27,430, respectively. Accrued interest on nonaccrual loans totaled $10,294 and $17,907 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002 loans of $388,760 and $-0-, respectively, were 90 days or more past due and still accruing interest. Management believes, at this time, that principal and interest on these loans will ultimately be collected. There were no restructured loans at December 31, 2003 and 2002.

Potential Problem Loans

         Management has identified and maintains a list of potential problem loans. Problem loans can include loans in nonaccrual status, loans that are past due 90 days or more and still accruing, and impaired loans. A loan becomes impaired when it is probable that a creditor will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. Loans totaling approximately $1.5 million were determined by management to be impaired at December 31, 2003, and a specific reserve was allocated in calculating the allowance for loan losses.

Assets Acquired in Foreclosure

         At December 31, 2003 and 2002, the Bank had assets acquired in settlements of loans of approximately $411,000 and $243,000, respectively. For both years, those amounts represented 100% of real estate owned. Six properties were acquired in 2003. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans are charged against the allowance in the period in which management has determined that it is more likely than not that the loans have become uncollectible. Recoveries of previously charged-off loans are credited to the allowance. The table, "Summary of Loan Loss Experience," summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         In reviewing the adequacy of the allowance for loan losses at each year-end, management considers the historical loan losses experienced by the Bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and potential problem loans, and the quality of collateral securing nonperforming and problem loans. After charging-off all known losses, management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2003.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk-grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as other off-balance-sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio. Regulators review the adequacy of the allowance for loan losses as part of their examination of the Bank and may require adjustments to the allowance based upon information available to them at the time of the examination.

         During 2003, the Bank experienced net charge-offs of approximately $389,000. Management believes that it has adequately provided for losses considering its assessment of collateral values and other factors affecting collectibility. In addition, Management believes that procedures to monitor extensions of credit, construction draws, and current financial condition of borrowers have improved during the last two years as compared to previous periods.

         The allowance is not allocated to different segments of the portfolio. The Bank charges losses from any segment of the portfolio to the allowance without any allocation.

                    Analysis of the Allowance for Loan Losses

                                                                                                          Year Ended
                                                                                                          ----------
                                                                                           December 31, 2003      December 31, 2002
                                                                                           -----------------      -----------------
                                                                                                    (Dollars in thousands)

Total gross loans outstanding at end of period .................................               $ 150,396                 $ 110,939
Average amount of loans outstanding, gross .....................................                 130,448                    99,820
                                                                                               ---------                 ---------

Balance of allowance for loan losses - beginning ...............................                   1,395                     1,176
                                                                                               ---------                 ---------
Loans charged off:
     Real estate-construction ..................................................                     (82)                        -
     Real estate-mortgage ......................................................                    (120)                     (529)
     Consumer loans ............................................................                     (97)                      (54)
     Commercial and other loans ................................................                     (90)                      (25)
                                                                                               ---------                 ---------
        Total charge-offs ......................................................                    (389)                     (608)

Recoveries of loans previously charged-off .....................................                       -                        22
                                                                                               ---------                 ---------
Net charge-offs ................................................................                    (389)                     (586)

Additions to allowance charged to expense ......................................                   1,339                       805
                                                                                               ---------                 ---------

Balance of allowance for loan losses - ending ..................................               $   2,345                 $   1,395
                                                                                               =========                 =========

Ratios
     Net charge-offs during period to average
        loans outstanding during period ........................................                    0.30%                     0.59%
     Net charge-offs to loans at end of period .................................                    0.26                      0.53
     Allowance for loan losses to average loans ................................                    1.80                      1.40
     Allowance for loan losses
         to loans at end of period .............................................                    1.56                      1.26
     Net charge-offs to allowance for loan losses ..............................                    16.6                      42.0
     Net charge-offs to provision for loan losses ..............................                    29.1                      72.8

Deposits

The amounts and composition of total deposits as of December 31, 2003 and 2002 were as follows (dollars in thousands):

                                                                                             December 31,
                                                                                             ------------
                                                                              2003                                2002

                                                                Amount                Percent            Amount            Percent
                                                                ------                -------            ------            -------
Noninterest-bearing ..............................             $  9,082                 6.2%           $  7,286                 6.1%
NOW accounts .....................................                3,142                 2.2               2,461                 2.1
Money market accounts ............................               47,549                32.7              38,037                32.1
Savings ..........................................                  760                 0.5                 447                 0.4
Time, less than $100,000 .........................               48,658                33.4              47,479                40.1
Time, $100,000 and over ..........................               36,430                25.0              22,763                19.2
                                                               --------               -----            --------               -----
                                                               $145,621               100.0%           $118,473               100.0%
                                                               ========               =====            ========               =====

The average amounts and average rates paid on deposits held by the Bank for the years ended December 31, 2003 and 2002 are summarized below:

                                                                                                      Deposits
                                                                                               (Dollars in Thousands)
                                                                                 December 31, 2003                December 31, 2002
                                                                                 -----------------                -----------------
                                                                              Amount         Average          Amount         Average
                                                                              ------         Rate (%)         ------        Rate (%)
                                                                                             --------                       --------

Noninterest-bearing demand ...........................................         $  8,361             -       $  7,090             -
Interest-bearing transaction accounts ................................            2,580          0.11          2,317          0.60
Savings ..............................................................              628          0.48            455          0.93
Money market accounts ................................................           41,686          1.95         25,274          2.08
Certificates of deposit and individual  retirement
accounts .............................................................           80,555          2.45         71,114          3.58
                                                                               --------          ----       --------          ----

         Total average deposits ......................................         $133,810          2.23%      $106,250          2.91%
                                                                               ========          ====       ========          ====

         As of December 31, 2003, the Bank held $36.4 million in time deposits of $100,000 or more, with approximately $6.8 million maturing within three months, $10.3 million with maturities over three through six months, $15.8 million with maturities over six through twelve months and $3.5 million with maturities over twelve months. Brokered deposits as of December 31, 2003 amounted to approximately $20,327,000.

Return on Equity and Assets

               The following table shows the return on assets (net income divided by average assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2003 and 2002.

                                                Years Ended December 31,
                                                ------------------------
                                                 2003            2002
                                                 ----            ----

             Return on average assets             0.41%           0.47%
             Return on average equity             6.88            6.96
             Dividend payout ratio               13.33               -
             Average equity to average
               asset ratio                        6.00            6.73

Liquidity


         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less time deposits greater than $100,000 and less brokered deposits) provide a relatively stable funding base, and were equal to 59.0% of total assets at December 31, 2003. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its investment portfolio and qualifying mortgage loans. At December 31, 2003, the Bank had the ability to borrow up to 15% of assets from the FHLB. $11.6 million of borrowings were outstanding from the FHLB at December 31, 2003, secured by investment securities and 1 - 4 family residential mortgage loans. These borrowings bear interest at rates ranging from 1.15% to 4.38%. $3.1 million matures in 2004, $6.5 million matures in 2006, and $2.0 million matures in 2011. The $2 million advance is callable and may reprice prior to its final maturity date.


         The unused borrowing capacity currently available from the FHLB assumes that the Bank's $580,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2003 was $11.6 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

         The Bank also has $3,500,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

Off-Balance Sheet Arrangements


         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These instruments represent unfunded commitments, not outstanding balances, therefore, the risk associated with these financial instruments is referred to as "off-balance sheet risk". The Bank's financial instruments with off-balance sheet risk consist of 1) commitments to extend credit and 2) standby letters of credit. Both involve elements of credit and interest rate risk not reflected on the balance sheet. We use the same credit and collateral policies in making these commitments as we do for on-balance sheet instruments.


         Commitments to extend credit are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2003, the Bank had issued commitments to extend credit of $24.3 million through various types of lending. Commitments at variable rates of interest totaled $17.7 million and commitments at fixed rates totaled $6.6 million. The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrower.


         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $730,105 at December 31, 2003. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 479,000 at December 31, 2003. These obligations are payable over several years as shown in
Note 10 to the Company's consolidated financial statements.


Capital Resources

         Shareholders' equity increased $330,053 during 2003. Major components of the change in shareholders' equity included net operating income of $650,112, unrealized losses, net of tax, in the investment portfolio of $240,927, and a cash dividend of $.04 per share, or $78,764.

         The Company and the Bank are subject to regulatory capital adequacy standards. Under these standards, financial institutions and holding companies are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an institution falls below certain levels, increasingly stringent regulatory corrective actions are mandated.

              Company and Bank capital ratios at December 31, 2003 are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                          To be well capitalized
                                                                                   For capital           under prompt corrective
                                                                                adequacy purposes            Action provisions
                                                                                -----------------            -----------------
                                                               Actual                  Minimum                     Minimum
                                                         Amount      Ratio      Amount       Ratio           Amount        Ratio
                                                         ------      -----      ------       -----           ------        -----
                                                                                    (amounts in $000)
Company (consolidated):
As of December 31, 2003
Total capital (to risk weighted assets) .........       $14,974          9.9%     $12,066         8.0%     $15,087         10.0%

Tier 1 capital (to risk weighted assets) ........         9,587          6.4        6,033         4.0        9,052          6.0

Tier 1 capital (to average assets) ..............         9,587          6.1        6,633         4.0        7,544          5.0

Bank:
As of December 31, 2003
Total capital (to risk weighted assets) .........       $14,812          9.8%     $12,074         8.0%     $15,093         10.0%

Tier 1 capital (to risk weighted assets) ........        12,925          8.6        6,037         4.0        9,056          6.0

Tier 1 capital (to average assets) ..............        12,925          7.8        6,631         4.0        8,289          5.0


The Company and Bank total capital to risk-weighted assets of 9.9% and 9.8% fell slightly below the well-capitalized requirement of 10%, as shown above. Banks that are not well-capitalized are not allowed to accept or renew brokered deposits without prior approval from regulators. The Company is borrowing approximately $2.5 million in the first quarter of 2004 with the intention of providing additional capital to the Bank, which should enable the total capital to risk-weighted assets ratio to be above the well-capitalized level by the end of the first quarter of 2004.

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

Recently Issued Accounting Standards

         Recently issued accounting standards and pronouncements are discussed in Note 1, Summary of Significant Accounting Policies and Activities, in our Report on Consolidated Financial Statements included herein. Other accounting standards, which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 7.  Financial Statements.

         The following financial statements of GrandSouth Bancorporation are included herewith:

          Report of Independent  Certified Public Accountants

          Balance Sheets at December 31, 2003 and 2002

          Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY

                   REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
GrandSouth Bancorporation and Subsidiary
Greenville, South Carolina


         We have audited the accompanying consolidated balance sheets of GrandSouth Bancorporation and Subsidiary (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the GrandSouth Bancorporation and Subsidiary at December 31, 2003 and 2002 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.





Greenville, South Carolina
March 1, 2004

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                                              DECEMBER 31,
                                                                                                              ------------
                                                                                                       2003                 2002
                                                                                                       ----                 ----
                                                          ASSETS
Cash and due from banks ...................................................................       $   2,046,684        $   2,669,420
Federal funds sold ........................................................................           1,562,000            5,197,000
                                                                                                  -------------        -------------

           Total cash and cash equivalents ................................................           3,608,684            7,866,420

Investment securities available for sale ..................................................          13,829,219           17,658,190
Other investments, at cost ................................................................             580,000              425,000
Loans, net ................................................................................         148,051,270          109,544,338
Property and equipment, net ...............................................................           3,893,185            3,993,030
Bank owned life insurance .................................................................             827,487              785,649
Assets acquired in settlement of loans ....................................................             410,921              242,835
Other assets ..............................................................................           1,259,992              967,935
                                                                                                  -------------        -------------

           Total assets ...................................................................       $ 172,460,758        $ 141,483,397
                                                                                                  =============        =============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
     Noninterest bearing ..................................................................       $   9,082,231        $   7,285,699
     Interest bearing .....................................................................         136,538,717          111,186,823
                                                                                                  -------------        -------------

           Total deposits .................................................................         145,620,948          118,472,522

Federal Home Loan Bank advances ...........................................................          11,600,000            8,500,000
Subordinated debentures ...................................................................           3,500,000            3,500,000
Other liabilities .........................................................................           2,098,485            1,699,603
                                                                                                  -------------        -------------

           Total liabilities ..............................................................         162,819,433          132,172,125
                                                                                                  -------------        -------------

COMMITMENTS AND CONTINGENCIES - Notes 10 and 14

SHAREHOLDERS' EQUITY
     Common stock, no par value, 20,000,000 shares authorized,
        2,165,970 and 1,875,329 shares issued and  outstanding
        at December 31, 2003 and 2002, respectively .......................................           9,695,208            8,464,227
     Retained earnings ....................................................................                   -              660,001
     Accumulated other comprehensive income (loss) ........................................             (53,883)             187,044
                                                                                                  -------------        -------------

           Total shareholders' equity .....................................................           9,641,325            9,311,272
                                                                                                  -------------        -------------

           Total liabilities and shareholders' equity .....................................       $ 172,460,758        $ 141,483,397
                                                                                                  =============        =============





         The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             For the years ended December 31,
                                                                                             --------------------------------
                                                                                        2003               2002               2001
                                                                                        ----               ----               ----
INTEREST INCOME
        Loans and fees on loans .............................................       $ 7,991,856       $ 7,540,240       $ 7,391,647
        Investment securities ...............................................           556,705           608,439           697,072
        Federal funds sold and due from banks ...............................            55,213           148,434           316,552
                                                                                    -----------       -----------       -----------

          Total interest income .............................................         8,603,774         8,297,113         8,405,271

INTEREST EXPENSE
        Deposits ............................................................         2,792,628         3,092,067         4,552,670
        Federal Home Loan Bank advances .....................................           382,279           370,463            68,409
        Subordinated notes ..................................................            74,339            96,250           193,555
                                                                                    -----------       -----------       -----------

          Total interest expense.............................................         3,249,246         3,558,780         4,814,634
                                                                                    -----------       -----------       -----------

          Net interest income ...............................................         5,354,528         4,738,333         3,590,637

PROVISION FOR POSSIBLE LOAN LOSSES ..........................................         1,339,000           805,000           722,500
                                                                                    -----------       -----------       -----------
          Net interest income after provision for
           possible loan losses .............................................         4,015,528         3,933,333         2,868,137
                                                                                    -----------       -----------       -----------

NONINTEREST INCOME
        Service fees on deposit accounts ....................................           289,434           293,119           209,453
        Gain on sale of investment securities available for sale ............            89,575                 -                 -
        Other ...............................................................           129,114           147,690            67,608
                                                                                    -----------       -----------       -----------
          Total noninterest income ..........................................           508,123           440,809           277,061
                                                                                    -----------       -----------       -----------

NONINTEREST EXPENSES
        Salaries and benefits ...............................................         1,894,529         1,789,615         1,676,062
        Printing and supplies ...............................................            71,246            97,586            86,665
        Data processing .....................................................           350,666           293,868           242,656
        Occupancy and equipment .............................................           516,634           437,468           299,659
        Professional services ...............................................           151,950           159,845           142,698
        Writedowns and expenses on assets acquired in settlement of loans ...            25,549            89,031           151,495
        Other operating .....................................................           480,496           445,377           379,205
                                                                                    -----------       -----------       -----------
          Total noninterest expenses ........................................         3,491,070         3,312,790         2,978,440
                                                                                    -----------       -----------       -----------
          Income before income taxes ........................................         1,032,581         1,061,352           166,758

INCOME TAX PROVISION (BENEFIT) ..............................................           382,469           460,470          (129,056)
                                                                                    -----------       -----------       -----------
          Net income ........................................................       $   650,112       $   600,882       $   295,814
                                                                                    ===========       ===========       ===========
NET INCOME PER COMMON SHARE
         Basic ..............................................................       $       .30       $       .28       $       .14
                                                                                    ===========       ===========       ===========
         Diluted ............................................................       $       .24       $       .23       $       .13
                                                                                    ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING

         Basic ..............................................................         2,165,970         2,165,970         2,165,970
                                                                                    ===========       ===========       ===========
         Diluted ............................................................         2,874,818         2,860,326         2,213,945
                                                                                    ===========       ===========       ===========

         The accompanying notes are an integral part of these consolidated financial statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the years ended December 31, 2003, 2002 and 2001


                                                                                                       Accumulated
                                                          Common stock                 Retained           other            Total
                                                    ---------------------------        earnings       comprehensive    shareholders'
                                                       Shares            Amount        (deficit)      income (loss)        equity
                                                       ------            ------        ---------      -------------        ------

Balance, December 31, 2000 .....................       1,873,129     $ 8,454,217      $  (236,695)     $   (35,939)     $ 8,181,583
                                                                                                                        -----------

    Net income .................................               -               -          295,814                -          295,814
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $33,339) .....................               -               -                -           67,689           67,689
                                                                                                                        -----------

    Comprehensive income .......................               -               -                -                -          363,503
    Exercise of stock options ..................           2,200          10,010                -                -           10,010
                                                     -----------     -----------      -----------      -----------      -----------

Balance, December 31, 2001 .....................       1,875,329       8,464,227           59,119           31,750        8,555,096
                                                                                                                        -----------

    Net income .................................                                          600,882                           600,882
    Other comprehensive income -
       Unrealized gain on investment
       securities (net of income tax
       expense of $81,230) .....................               -               -                -          155,294          155,294
                                                                                                                        -----------

    Comprehensive income .......................               -               -                -                -          756,176
                                                     -----------     -----------      -----------      -----------      -----------

Balance, December 31, 2002 .....................       1,875,329       8,464,227          660,001          187,044        9,311,272
                                                                                                                        -----------

    Net income .................................               -               -          650,112                -          650,112
    Other comprehensive income -
       Unrealized holding losses on
       investment securities (net of
       income tax benefit of $81,915) ..........               -               -                -         (240,927)        (240,927)
                                                                                                                        -----------

    Comprehensive income .......................               -               -                -                -          409,185
    Stock dividend (5%) ........................          93,731         625,186         (625,186)               -                -
    Cash in lieu of fractional shares ..........               -            (368)               -                -             (368)
    Cash dividend ($.04) per share .............               -               -          (78,764)               -          (78,764)

    Stock dividend (10%) .......................         196,910         606,163         (606,163)               -                -
                                                     -----------     -----------      -----------      -----------      -----------

Balance, December 31, 2003 .....................       2,165,970     $ 9,695,208      $         -      $   (53,883)     $ 9,641,325
                                                     ===========     ===========      ===========      ===========      ===========




         The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           For the years ended December 31,
                                                                                           --------------------------------
                                                                                     2003                2002                2001
                                                                                     ----                ----                ----
OPERATING ACTIVITIES
      Net income ..........................................................      $    650,112       $    600,882       $    295,814
      Adjustments to reconcile net income to net cash
         provided by operating activities
         Deferred income tax expense (benefit) ............................          (193,385)           206,310           (303,656)
         Provision for possible loan losses ...............................         1,339,000            805,000            722,500
         Depreciation and amortization ....................................           334,168            203,149            144,159
         Gain on sale of securities available for sale ....................           (89,575)                 -                  -
         Gain on sale of property and equipment ...........................           (11,455)                 -                  -
         Loss on sale of assets acquired in settlement of loans ...........            (9,999)            35,619                  -
         Write-down of assets acquired in settlement of loans .............            24,359             44,000            151,495
         Decrease (increase) in other assets ..............................          (292,057)          (281,739)           128,966
         Increase (decrease) in other liabilities .........................           592,267           (944,477)            78,967
                                                                                 ------------       ------------       ------------

              Net cash provided by operating activities ...................         2,343,435            668,744          1,218,245
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
      Purchase of investment securities ...................................        (9,796,291)       (12,524,711)       (11,816,674)
      Purchase of Federal Home Loan Bank stock ............................          (155,000)                 -           (306,400)
      Proceeds from principal paydowns on investment securities ...........         5,286,482          3,023,004            661,226
      Proceeds from sales and calls of investment securities ..............         7,187,427                  -                  -
      Proceeds from maturity of investment securities .....................         1,000,000          3,000,000         11,100,000
      Increase in loans, net ..............................................       (40,295,128)       (19,108,231)       (22,628,222)
      Purchase of Bank owned life insurance ...............................                 -                  -           (749,968)
      Increase in cash surrender value of life insurance ..................           (41,838)           (35,681)                 -
      Proceeds from sale of assets acquired in settlement of loans ........           266,750            524,157            291,605
      Proceeds from sale of property and equipment ........................            23,000             10,237                  -
      Purchase of property and equipment ..................................          (245,868)        (2,089,225)        (1,039,788)
                                                                                 ------------       ------------       ------------

              Net cash used in investing activities .......................       (36,770,466)       (27,200,450)       (24,488,221)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
      Proceeds from Federal Home Loan Bank advances .......................         3,100,000                  -          8,500,000
      Proceeds from issuance of subordinated debentures ...................                 -                  -          3,500,000
      Exercise of stock options ...........................................                 -                  -             10,010
      Net increase in deposits ............................................        27,148,427         24,052,833         16,828,971
      Dividends paid ......................................................           (78,764)                 -                  -
      Cash paid in lieu of fractional shares ..............................              (368)                 -                  -
                                                                                 ------------       ------------       ------------
               Net cash provided by financing activities ...................        30,169,295         24,052,833         28,838,981
                                                                                 ------------       ------------       ------------
              Net (decrease) increase in cash and cash
              equivalents .................................................        (4,257,736)        (2,478,873)         5,569,005

CASH AND CASH EQUIVALENTS, BEGINNING
      OF YEAR .............................................................         7,866,420         10,345,293          4,776,288
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ....................................      $  3,608,684       $  7,866,420       $ 10,345,293
                                                                                 ============       ============       ============
SUPPLEMENTAL INFORMATION
     Cash paid for:
         Income taxes .....................................................      $    147,511       $    340,610       $    174,370
                                                                                 ============       ============       ============
         Interest .........................................................      $  3,382,683       $  4,038,239       $  4,257,929
                                                                                 ============       ============       ============
         Loans transferred to assets acquired in settlement of loans ......      $    449,196       $    273,085       $    109,000
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

   Allowance for possible loan losses
     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present estimated loss characteristics of the current loan portfolio. Management's estimate is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provision for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

   Net income per common share
     Net income per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options and convertible subordinated debentures on the weighted average number of common shares outstanding for diluted earnings per share. On January 21, 2003, the Company issued a five percent stock dividend and on January 22, 2004, the Company issued a ten percent stock dividend. Per share and share amounts have been retroactively restated to reflect the stock dividends declared in 2003 and 2004.

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

                                                                     (Continued)

   Risks and uncertainties
     In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different times, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan and investment securities portfolios that results from a borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

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

   Stock based compensation
     The Company has a stock-based employee compensation plan which is further described in Note 16. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. Per share and weighted average shares outstanding have been restated to reflect the five and ten percent stock dividends.

                                                                                                Years ended December 31,
                                                                                                ------------------------
                                                                                      2003              2002                2001
                                                                                      ----              ----                ----

Net income, as reported ..................................................          $650,112          $600,882          $   295,814
Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects ...................           (18,500)          (17,828)             (29,431)
                                                                                    --------          --------          -----------

Pro forma net income .....................................................          $631,612          $583,054          $   266,383
                                                                                    ========          ========          ===========

Net income per common share:
     Basic - as reported .................................................          $    .30          $   0.28          $      0.14
                                                                                    ========          ========          ===========
     Basic - pro forma ...................................................          $    .29          $   0.27          $      0.12
                                                                                    ========          ========          ===========


     Diluted - as reported ...............................................          $    .24          $   0.23          $      0.13
                                                                                    ========          ========          ===========
     Diluted - pro forma .................................................          $    .24          $   0.23          $      0.12
                                                                                    ========          ========          ===========

                                                                     (Continued)

The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001: the risk free interest rate used was 4.00, 4.50 and 5.89 percent, respectively, the expected volatility was 5 percent, the expected option life was 5 years and the assumed dividend rate was zero.

Recently Issued Accounting Standards
   The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
   Company:

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-based Compensation-Transition and
     Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 were effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148 and continues to account for its stock-based compensation using the intrinsic value method of APB Opinion No. 25.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements for periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.
                                                                     (Continued)

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements applied to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any impact on the Company's financial position or results of operations.

     In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. EITF No. 03-1 was effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any effect on the Company's financial position or results of operations.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2003 and 2002 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend the excess to other banks on a daily basis. As of December 31, 2003 and 2002, federal funds sold amounted to $1,562,000 and $5,197,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                      December 31, 2003
                                                                                      -----------------
                                                                                       Gross unrealized
                                                                Amortized              ----------------                      Fair
                                                                 Cost               Gains              Losses                Value
                                                                 ----               -----              ------                -----
Federal Agencies ...................................          $ 3,013,346          $     -          $    37,721          $ 2,975,625
Mortgage backed ....................................           10,901,449           62,121              109,976           10,853,594
                                                              -----------          -------          -----------          -----------

       Total investment securities .................          $13,914,795          $62,121          $   147,697          $13,829,219
                                                              ===========          =======          ===========          ===========


                                                                                        December 31, 2002
                                                                                        -----------------

Federal Agencies ...................................        $ 5,992,484        $    60,211        $             -        $ 6,052,695
Mortgage backed ....................................         11,390,685            214,810                      -         11,605,495
                                                            -----------        -----------        ---------------        -----------

       Total investment securities .................        $17,383,169        $   275,021        $             -        $17,658,190
                                                            ===========        ===========        ===============        ===========


           The amortized costs and fair values of securities available for sale at December 31, 2003, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                  Amortized
                                                    Cost           Fair value
                                                    ----           ----------

One to five years ............................  $ 3,013,346        $ 2,975,625
Five to ten years ............................   10,290,000         10,226,717
After ten years ..............................      611,449            626,877
                                                -----------        -----------

       Total investment securities ...........  $13,914,795        $13,829,219
                                                ===========        ===========



           Investment securities with an aggregate amortized cost of $4,052,849 (fair value of $4,055,629) at December 31, 2003 and $12,870,926 (fair value of $13,130,408) at December 31, 2002 were pledged to collateralize public deposits and borrowings.

            The following table shows gross unrealized losses and fair value, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.


                                             Less than 12 Months             12 Months or More                  Total
                                             -------------------             -----------------                  -----
                                          Fair            Unrealized        Fair       Unrealized         Fair           Unrealized
                                          value             losses          value        losses           value           losses
                                          -----             ------          -----        ------           -----           ------

Federal agencies ...............       $ 2,975,625       $    37,721        $    -        $    -       $ 2,975,625       $    37,721
Mortgage backed ................         7,679,335           109,976             -             -         7,679,335           109,976
                                       -----------       -----------        ------        ------       -----------       -----------

Total ..........................       $10,654,960       $   147,697        $    -        $    -       $10,654,960       $   147,697
                                       ===========       ===========        ======        ======       ===========       ===========

                                                                     (Continued)

         No individual securities were in a continuous loss position for twelve months or more. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. The Company believes, based on industry analyst reports and credit ratings, that the deterioration in value is attributable to changes in market interest rates and not in the credit quality of the issuer and therefore, these losses are not considered other-than-temporary.

         The Bank, as a member institution of the Federal Home Loan Bank of Atlanta (FHLB), is required to own capital stock in the FHLB based generally upon the balance of investment securities pledged and FHLB borrowings. FHLB capital stock, with a cost of $580,000 and $425,000 at December 31, 2003 and 2002, respectively, is included in other investments in the consolidated balance sheets. No ready market exists for the stock, and it has no quoted market value. However, redemption of the stock has historically been at par value.


NOTE 5 - LOANS

           The composition of net loans by major loan category is presented below:

                                                             December 31,
                                                             ------------
                                                        2003             2002
                                                        ----             ----

Commercial ...................................     $ 30,500,112     $ 45,122,320
Real estate - construction ...................       15,814,092       13,626,756
Real estate - mortgage .......................       94,391,576       44,840,542
Consumer .....................................        9,690,934        7,349,790
                                                   ------------     ------------

Loans, gross .................................      150,396,714      110,939,408
Less allowance for possible loan losses ......        2,345,444        1,395,070
                                                   ------------     ------------

                                                   $148,051,270     $109,544,338
                                                   ============     ============

           At December 31, 2003 and 2002, non-accrual loans totaled $1,230,953 and $855,270, respectively. The gross interest income which would have been recorded under the original terms of the loans amounted to $93,543, $27,430 and $195,396 in 2003, 2002 and 2001, respectively. Loans with payments past due ninety days or more and accruing interest were $388,760, with $10,293 in accrued interest at December 31, 2003. At December 31, 2002, there were no loans with payments past due ninety days or more and accruing interest. Impaired loans of approximately $1.5 million at December 31, 2003 were included on the Bank's classified loans listing, and a specific reserve was allocated in calculating the allowance for possible loan losses. Variable rate and fixed rate loans totaled $99,150,269 and $51,246,445, respectively, at December 31, 2003.

           The following is a summary of the activity within the allowance for possible loan losses for the periods presented:

                                                                                               For the years ended
                                                                                                   December 31,
                                                                                                   ------------
                                                                                   2003                2002                  2001
                                                                                   ----                ----                  ----

Balance, beginning of year ..........................................         $ 1,395,070          $ 1,175,570          $   957,899
Provision for possible loan losses ..................................           1,339,000              805,000              722,500
Loans charged against the allowance, net of recoveries ..............            (388,626)            (585,500)            (504,829)
                                                                              -----------          -----------          -----------

Balance, end of year ................................................         $ 2,345,444          $ 1,395,070          $ 1,175,570
                                                                              ===========          ===========          ===========

NOTE 6 - PROPERTY AND EQUIPMENT

         Components of property and equipment included in the balance sheet are as follows:

                                                           December 31,
                                                           ------------
                                                     2003                2002
                                                     ----                ----

Land and land improvements ...................     $   566,596      $   566,596
Building and leasehold improvements ..........       2,891,464        2,891,464
Furniture and equipment ......................       1,246,746        1,064,101
Vehicles .....................................          67,375           69,022
                                                   -----------      -----------

                                                     4,772,181        4,591,183
Accumulated depreciation .....................        (878,996)        (598,153)
                                                   -----------      -----------

        Total property and equipment .........     $ 3,893,185      $ 3,993,030
                                                   ===========      ===========

           Depreciation expense for the years ended December 31, 2003, 2002 and 2001 amounted to $334,168, $203,172 and $144,159, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

          Type of Asset                 Life of Years      Depreciation Method
          -------------                 -------------      -------------------

     Software                               3              Straight-line
     Furniture and equipment                5 to 7         Straight-line
     Buildings and improvements             5 to 40        Straight-line
     Vehicles                               3              Straight-line


NOTE 7 - DEPOSITS

           The following is a detail of deposit accounts:

                                                           December 31,
                                                           ------------
                                                     2003                 2002
                                                     ----                 ----

Noninterest bearing ......................       $  9,082,231       $  7,285,699
Interest bearing:
   NOW accounts ..........................          3,142,012          2,461,139
   Money market accounts .................         47,548,787         38,036,656
   Savings ...............................            760,644            447,073
                                                 ------------       ------------

                                                   60,533,674         48,230,567
                                                 ------------       ------------

     Time, less than $100,000 ............         48,657,509         47,479,227
     Time, $100,000 and over .............         36,429,765         22,762,728
                                                 ------------       ------------

                                                   85,087,274         70,241,955
                                                 ------------       ------------

       Total deposits ....................       $145,620,948       $118,472,522
                                                 ============       ============

           Interest expense on time deposits greater than $100,000 was $518,986, $550,583 and $1,239,313, in 2003, 2002 and 2001, respectively.


                                                                     (Continued)

     At December 31, 2003 the scheduled maturities of certificates of deposit are as follows:

                   2004                                        $ 71,900,740
                   2005                                           9,813,288
                   2006                                             754,175
                   2007                                           2,387,986
                   2008 and thereafter                              231,085

                                                                -----------
                                                                $85,087,274
                                                                ===========


NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

           The Bank had advances outstanding from the FHLB totaling $11,600,000 and $8,500,000 at December 31, 2003 and 2002, respectively. The advances bear interest at fixed rates ranging from 1.15 percent to 4.38 percent. An advance of $3,100,000 matures in 2004, an advance of $6,500,000 matures in 2006, and an advance of $2,000,000 matures in 2011. The advance maturing in 2011 is callable, and may reprice prior to its final maturity date.

           Advances are collateralized by investment securities with a book value of $4,052,849 and fair value of $4,055,629 and by qualifying residential 1
- 4 family first mortgages. During 2003, the maximum amount of advances outstanding was $11,600,000 and the average amount outstanding during 2003 was $9,415,000.

NOTE 9 - SUBORDINATED DEBENTURES

           In 2001, the Company issued ten-year variable rate convertible subordinated debentures. The debentures pay interest quarterly at prime minus 2 percent (2.25 percent at December 31, 2003). The holders of debentures may convert the principal amount of the debenture into common stock of the Company at the conversion ratio of $6.50 (approximate fair value at issuance) of debenture principal for one share of the Company's stock. The Company has the option of redeeming the debentures at any time after December 31, 2005 as a whole or in part and from time to time at predetermined prices. The Company incurred $74,339 and $96,250 in interest expense on the debentures in 2003 and 2002, respectively.

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

           The Company leases an office, which it used as a branch until July 2003, under a non-cancelable operating lease which expires in February 2006 with monthly lease payments of $3,000. This office was closed in July 2003, but the lease obligations continue until February 2006. The lease contains two additional five-year renewal options with provisions for adjustments to the monthly lease payments. The lease agreement requires the Company to pay all taxes, insurance and maintenance costs.

                                                                     (Continued)

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

         Future  minimum  lease  payments  under  these  operating   leases  are
summarized as follows:

   For the year
   ended ee ended
    December 31,
    ------------

         2004                                    $ 57,600
         2005                                      57,600
         2006                                      29,250
         2007                                      23,400
         2008                                      23,400
      Thereafter                                  288,153
                                                 --------

                                                 $479,403
                                                 ========

           Company and Bank total capital ratios fell below the well capitalized requirement at December 31, 2003. Refer to Note 19 concerning regulatory matters. Refer to Note 14 concerning financial instruments with off balance sheet risk.

NOTE 11 - UNUSED LINES OF CREDIT

           At December 31, 2003, the Bank had an unused line of credit to purchase federal funds totaling $3,500,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option. The Bank had a second line of credit with the FHLB to borrow up to fifteen percent of the Bank's total assets. At December 31, 2003, the Bank had unused available credit of approximately $14,326,000. The line of credit agreement requires the Bank to pledge investment securities or qualifying loans as collateral. (See Note 8).

NOTE 12 - INCOME TAXES

           The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes for the years ended December 31:

                                                                                      2003                 2002             2001
                                                                                      ----                 ----             ----

Income taxes currently payable
   Federal ..............................................................          $ 551,994           $ 223,460          $ 153,300
   State ................................................................             23,860              30,700             21,300
                                                                                   ---------           ---------          ---------

                                                                                     575,854             254,160            174,600
Deferred tax provision (benefit) ........................................           (193,385)            206,310            (66,520)
Adjustment to valuation allowance .......................................                  -                   -           (204,881)
Adjustment of effective income tax rates in computing
   deferred taxes .......................................................                  -                   -            (32,255)
                                                                                   ---------           ---------          ---------

       Provision (benefit) ..............................................          $ 382,469           $ 460,470          $(129,056)
                                                                                   =========           =========          =========

                                                                     (Continued)

The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                                      Deferred tax asset (liability)
                                                                                                      ------------------------------
                                                                                                          2003               2002
                                                                                                          ----               ----

Allowance for possible loan losses .........................................................          $ 516,114           $ 289,589
Nonaccrual loan interest ...................................................................              3,500               9,326
Unrealized net (gains) losses on investment securities available for sale ..................             31,663             (88,007)
Depreciation ...............................................................................           (184,927)           (145,534)
Amortization ...............................................................................              1,105               1,422
Cash basis versus accrual basis of accounting ..............................................             (7,296)            (14,592)
Other ......................................................................................             12,580               7,480
                                                                                                      ---------           ---------

       Net deferred tax asset ..............................................................          $ 372,739           $  59,684
                                                                                                      =========           =========


           The net deferred tax asset is included in other assets in the consolidated balance sheets. There is no valuation allowance because management believes it is more likely than not that the full amount of deferred tax assets will be realized.

The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes for the years ended December 31, as follows:

                                                                 2003                      2002                     2001
                                                                 ----                      ----                     ----
                                                        Amount           %         Amount        %         Amount          %
                                                        ------           -----     ------        -------   ------          --------

Tax expense at statutory rate ......................    $ 351,100           34    $ 360,900           34    $  56,700            34
Increase (decrease) in taxes resulting from:
   State bank tax (net of federal benefit) .........       23,860            2       20,300            2       14,100             8
Adjustment to valuation allowance and
   effective income tax rate .......................          809            -       63,680            5     (204,881)         (122)
Other tax preference items .........................        6,700            1       15,590            2        5,025             3
                                                        ---------    ---------    ---------    ---------    ---------     ---------
       Income tax provision (benefit) ..............    $ 382,469           37    $ 460,470           43    $(129,056)          (77)
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

                                                      For the years ended
                                                          December 31,
                                                          ------------
                                                    2003                2002
                                                    ----                ----

Balance, beginning of year .............        $ 1,883,882         $ 1,982,723
New loans ..............................            224,969             493,499
Less loan payments .....................           (300,871)           (592,340)
                                                -----------         -----------

Balance, end of year ...................        $ 1,807,980         $ 1,883,882
                                                ===========         ===========

           Deposits by directors and their related interests at December 31, 2003 and 2002 approximated $2,375,925 and $2,392,000, respectively.
                                                                     (Continued)

           A director, shareholder and executive officer of the Company is a partner in a partnership from which the Company leases operating facilities and land. The Company also leases land from a relative of a director, shareholder and executive officer of the Company (see Note 10). Lease expenses charged to operations under these agreements approximated $46,000 in 2003, $46,000 in 2002 and $44,000 in 2001.


NOTE 14 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           In the ordinary course of business, and to meet the financing needs of its customers, the Bank is a party to various financial instruments with off-balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

       The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2003 and 2002, unfunded commitments to extend credit were $24,285,415 and $17,004,334, respectively. Variable rate and fixed rate unfunded commitments to extend credit were $17,720,045 and $6,565,370, respectively, at December 31, 2003. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. At December 31, 2003 and 2002, there were outstanding letters of credit totaling $730,105 and $667,870, respectively.

NOTE 15 - EMPLOYEE BENEFIT PLAN

           The Bank sponsors the GrandSouth Bank Profit Sharing Section 401(k) Plan for the benefit of all eligible employees. The Bank contributes seventy-five percent of the first four percent of the employee's compensation contributed to the Plan. Contributions made to the Plan in 2003, 2002, and 2001 amounted to $34,609, $30,481 and $28,995, respectively.

           In 2001, supplemental benefits were approved by the Board of Directors for certain executive officers of the Bank. These benefits are not qualified under the Internal Revenue Code and they are not funded. However, certain funding is provided informally and indirectly by life insurance policies owned by the Bank. The Company recorded net expense related to these benefits of approximately $28,596 and $18,302 in 2003 and 2002, respectively.

NOTE 16 - STOCK OPTION PLAN

           During 1998, the Board of Directors approved a stock option plan for the benefit of the directors, officers and employees. The Board may grant up to 269,998 options (after adjustment for a 10 percent stock dividend issued January 22, 2004) at an option price per share not less than the fair market value on the date of grant. All options granted to officers and employees vest 20 percent each year for five years and expire 10 years from the grant date.

                                               Options outstanding                           Options exercisable
                                               -------------------                           -------------------
                                                      Weighted
                                                      Average           Weighted                            Weighted
      Range of                                       Remaining          average                             average
      Exercise                     Number           Contractual         exercise           Number           exercise
       Prices                    Outstanding            life             price           Exercisable         price
       ------                    -----------            ----             -----           -----------         -----

     $ 3.90                      165,165            4.9 years            $3.90            165,165              $3.90
       4.28                       43,493            7.1                   4.28             26,096               4.28
       6.21                       37,441            8.2                   6.21             12,777               6.21
                                 -------                                                  -------
                                 246,099                                                  204,038
                                 =======                                                  =======

         A summary of the status of the plan and changes during the year is presented below:

                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                            2003                        2002                      2001
                                                            ----                        ----                      ----
                                                                  Weighted                   Weighted                  Weighted
                                                                  Average                    average                   average
                                                                  Exercise                   exercise                  exercise
                                                    Shares         Price        Shares        price        Shares       price
                                                    ------         -----        ------        -----        ------       -----

Outstanding at beginning of year ............      240,599          $4.20      208,658         $3.94      167,706        $3.90
Granted .....................................        5,500           6.06       31,941          6.21       43,493         4.28
Exercised ...................................            -                           -                     (2,541)        3.90
Forfeited or expired ........................            -                           -                          -            -
                                                   -------                     -------                    -------

Outstanding at end of year ..................      246,099           4.24      240,599          4.20      208,658         3.97
                                                   =======                     =======                    =======

Options exercisable at December 31, .........      204,038                     128,976          3.96       99,099         3.94
Shares available for grant ..................       23,899                      56,861                     89,101

         Granted shares and per share exercise prices have been restated to reflect the 2003 and 2004 stock dividends.

NOTE 17 - COMMON STOCK AND NET INCOME PER COMMON SHARE

           Following is a reconciliation of basic net income per share to diluted net income per share for the years ended December 31, 2003, 2002 and 2001.

                                                                                     Income               Shares          Per-share
                                                                                   (numerator)        (denominator)         amount
                                                                                   -----------        -------------         ------
For the year ended December 31, 2003
      Basic net income per common share
         Income available to common stockholders .........................         $ 650,112            2,165,970            $   .30
         Effect of dilutive instruments:
             Stock options ...............................................                 -               87,178                  -
         Effect of convertible instruments:
             Interest savings/incremental shares
                assumed on conversion of subordinated
                Debentures ...............................................            46,834              621,670                  -
                                                                                   ---------            ---------            -------
      Diluted net income per common share
         Income available to common stockholders
             plus assumed exercises of stock options .....................         $ 696,946            2,874,818            $   .24
                                                                                   =========            =========            =======

For the year ended December 31, 2002
      Basic net income per common share
         Income available to common stockholders .........................         $ 600,882            2,165,970            $   .28
         Effect of dilutive instruments:
             Stock options ...............................................                 -               72,686                  -
         Effect of convertible instruments:
             Interest savings/incremental shares
                assumed on conversion of subordinated
                Debentures ...............................................            60,638              621,670                 -
                                                                                   ---------            ---------            -------
      Diluted net income per common share
         Income available to common stockholders
             plus assumed exercises of stock options .....................         $ 661,519            2,860,326            $   .23
                                                                                   =========            =========            =======

For the year ended December 31, 2001
      Basic net income per common share
         Income available to common stockholders .........................         $ 295,814            2,165,970            $   .14
         Effect of dilutive instruments:
             Stock options ...............................................                 -               47,975                  -
                                                                                   ---------            ---------            -------
      Diluted net income per common share
         Income available to common stockholders
             plus assumed exercises of stock options .....................         $ 295,814            2,213,945            $   .13
                                                                                   =========            =========            =======

           The Bank issued a five percent common stock dividend on January 21, 2003 and a ten percent stock dividend on January 30, 2004. Weighted average common shares outstanding have been adjusted to reflect the stock dividends.

           The subordinated debentures were anti-dilutive at December 31, 2001.

NOTE 18 - RESTRICTIONS ON DIVIDENDS

           The ability of the Company to pay cash dividends is dependent upon receiving cash in the form of dividends from the Bank. State banking regulations require prior written approval from state banking regulators for the payment of cash dividends.

NOTE 19 - REGULATORY MATTERS

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of the Company and Bank assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Company met the capital adequacy reporting exemption in 2002, as consolidated assets were less than $150 million. The Company and Bank actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                            To be well capitalized
                                                                                         For capital       under prompt corrective
                                                                                      adequacy purposes       Action provisions
                                                                                      -----------------       -----------------
                                                                     Actual                  Minimum                 Minimum
                                                                     ------                  -------                 -------
                                                                Amount      Ratio      Amount       Ratio       Amount        Ratio
                                                                ------      -----      ------       -----       ------        -----
                                                                                       (amounts in $000)
Company (consolidated):
As of December 31, 2003
Total capital (to risk weighted assets) ...............       $14,974         9.9%     $12,066        8.0%     $15,087        10.0%

Tier 1 capital (to risk weighted assets) ..............         9,587         6.4        6,033        4.0        9,052         6.0

Tier 1 capital (to average assets) ....................         9,587         6.1        6,633        4.0        7,544         5.0

Bank:
As of December 31, 2003
Total capital (to risk  weighted assets) ..............       $14,812         9.8%     $12,074        8.0%     $15,093        10.0%

Tier 1  capital (to risk weighted assets) .............        12,925         8.6        6,037        4.0        9,056         6.0

Tier 1 capital (to average assets) ....................        12,925         7.8        6,631        4.0        8,289         5.0

As of December 31, 2002
Total  capital (to risk weighted assets) ..............       $13,743        11.6%     $ 9,463        8.0%     $11,829        10.0%

Tier 1 capital (to risk  weighted assets) .............        12,348        10.4        4,732        4.0        7,097         6.0

Tier 1 capital (to average assets) ....................        12,348         8.8        5,606        4.0        7,008         5.0


         The Company's and the Bank's total capital to risk weighted assets ratios were 9.9% and 9.8%, respectively, which were below the well capitalized requirement of 10%. Banks that are not well-capitalized are not allowed to accept or renew brokered deposits without prior approval from regulators.

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

            The estimated fair values of the Bank's financial instruments are as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                               2003                                 2002
                                                                               ----                                 ----
                                                                   Carrying             Fair             Carrying            Fair
                                                                    Amount             value              Amount             value
                                                                    ------             -----              ------             -----
Financial Assets:
   Cash and due from banks ..................................   $  2,046,684       $  2,046,684       $  2,669,420      $  2,669,420
   Federal funds sold .......................................      1,562,000          1,562,000          5,197,000         5,197,000
   Investment securities available for sale .................     13,829,219         13,829,219         17,658,190        17,658,190
   Other investments, at cost ...............................        580,000            580,000            425,000           425,000
   Loans ....................................................    150,396,714        150,850,189        110,939,408       112,658,951
Financial Liabilities:
   Deposits .................................................    145,620,948        146,272,528        118,472,522       120,205,734
   Federal Home Loan Bank advances ..........................     11,600,000         11,663,196          8,500,000         8,755,000

   Subordinated debentures ..................................      3,500,000          3,500,000          3,500,000         3,500,000

Financial Instruments with Off-Balance                               Notional         Notional
    Sheet Risk:                                                       Amount           Amount
                                                                      ------           ------
Standby letters of credit ...................................        730,105            667,870
Commitments to extend credit ................................     24,285,415         17,004,334

NOTE 21 - PARENT COMPANY FINANCIAL INFORMATION

         Following   is   condensed   financial    information   of   GrandSouth
Bancorporation (parent company only):

                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                             ------------
                                                        2003              2002
                                                        ----              ----
ASSETS
     Cash ....................................      $    60,951      $   182,636
     Investment in bank subsidiary ...........       12,939,357       12,534,923
     Deferred tax asset ......................          158,661          117,973
                                                    -----------      -----------

                                                    $13,158,969      $12,835,532
                                                    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accrued expenses ........................      $    17,644      $    24,260
     Subordinated debentures .................        3,500,000        3,500,000
     Shareholders' equity ....................        9,641,325        9,311,272
                                                    -----------      -----------

                                                    $13,158,969      $12,835,532
                                                    ===========      ===========



                         CONDENSED STATEMENTS OF INCOME

                                                                                                 For the years ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                     2003                 2002              2001
                                                                                     ----                 ----              ----

REVENUES ...............................................................          $       -           $       -           $       -

EXPENSES
      Interest .........................................................             74,339              96,250             193,555
      Sundry ...........................................................             36,172              30,694              30,039
                                                                                  ---------           ---------           ---------

            Loss before equity in undistributed net
                income of bank subsidiary ..............................           (110,511)           (126,944)           (223,594)

EQUITY IN UNDISTRIBUTED NET INCOME
      OF BANK SUBSIDIARY ...............................................            719,864             681,883             448,476
                                                                                  ---------           ---------           ---------

            Income before income taxes .................................            609,353             554,939             224,882

      Income tax benefit (expense) .....................................             40,759              45,943             (70,932)
                                                                                  ---------           ---------           ---------

            Net income .................................................          $ 650,112           $ 600,882           $ 295,814
                                                                                  =========           =========           =========









                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  For the years ended
                                                                                                       December 31,
                                                                                                       ------------
                                                                                       2003               2002               2001
                                                                                       ----               ----               ----

OPERATING ACTIVITIES
      Net income ..........................................................       $   650,112        $   600,882        $   295,814
      Adjustments to reconcile net income to net cash
         used in operating activities
         Deferred income taxes ............................................           (40,688)            24,989            (70,932)
         Accrued expenses and other .......................................             6,616            (83,721)            35,953
         Equity in undistributed net income of bank subsidiary ............          (719,864)          (681,883)          (448,476)
                                                                                  -----------        -----------        -----------

                Net cash used in operating activities .....................          (103,824)          (139,733)          (187,641)
                                                                                  -----------        -----------        -----------

INVESTING ACTIVITY
      Additional investment in bank subsidiary ............................           (17,861)        (1,000,000)        (2,000,000)
                                                                                  -----------        -----------        -----------

FINANCING ACTIVITIES
      Proceeds from issuance of subordinated debentures ...................                 -                  -          3,500,000
      Exercise of stock options ...........................................                 -                  -             10,010
                                                                                  -----------        -----------        -----------

                Net cash provided by financing activities .................                 -                  -          3,510,010

                Net increase (decrease) in cash ...........................          (121,685)        (1,139,733)         1,322,369

CASH, BEGINNING OF YEAR ...................................................           182,636          1,322,369                  -
                                                                                  -----------        -----------        -----------

CASH, END OF YEAR .........................................................       $    60,951        $   182,636        $ 1,322,369
                                                                                  ===========        ===========        ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2004 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to J. B. Garrett, Corporate Secretary, GrandSouth Bancorporation, Inc., 381 Halton Road, Greenville, South Carolina 29606.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2003 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                246,099                     $4.46                         23,899

Equity compensation
plans not approved
by security holders                   -                         -                              -
                                -------                     -----                         ------
Total                           246,099                     $4.46                         23,899

The number of shares subject to outstanding options, exercise prices and number of shares remaining available for future issuance of options have been restated to reflect the stock dividend issued in 2004.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.


Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
21                        Subsidiaries of Registrant (2)
31.1                      Rule 13a-14(a)/15d-14(a) Certifications
31.2                      Rule 13a-14(a)/15d-14(a) Certifications
32                        18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.

(b)  Reports on Form 8-K.

     Form 8-K filed October 22, 2003 pursuant to Item 12 of that form.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 30, 2004             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March __, 2004
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 30, 2004
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 30, 2004
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 30, 2004
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 30, 2004
--------------------------------
Michael L. Gault

                                         Director                                           March __, 2004
--------------------------------
Baety O. Gross

--------------------------------         Director                                           March __, 2004
S. Hunter Howard, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
21                        Subsidiaries of Registrant (2)
31.1                      Rule 13a-14(a)/15d-14(a) Certifications
31.2                      Rule 13a-14(a)/15d-14(a) Certifications
32                        18 U.S.C. Section 1350 Certifications
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.