Form 10QSB
period 2004-03-31
GRANDSOUTH BANCORPORATION
filed 2004-05-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

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


Common Stock - No Par Value
2,165,779  Shares Outstanding on May 1, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ]   No   X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets .....................................   3
           Consolidated Statements of Income ...............................   4
           Consolidated Statements of Stockholders' Equity .................   5
           Consolidated Statements of Cash Flows ...........................   6
           Notes to Unaudited Consolidated Financial Statements ............   7

Item 2.    Management's Discussion and Analysis or Plan of Operation .......   9

Item 3.    Controls and Procedures .........................................  16

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ................................  16

SIGNATURES .................................................................  17

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                   (Unaudited)          (Audited)
                                                                                                     March 31,          December 31,
                                                                                                       2004                 2003
                                                                                                       ----                 ----
ASSETS
   Cash and due from banks ............................................................             $   2,773             $   2,047
   Federal funds sold .................................................................                10,433                 1,562
   Investment securities available for sale ...........................................                13,263                13,829
   Other investments, at cost .........................................................                   425                   580
   Loans, net .........................................................................               153,622               148,051
   Property and equipment, net ........................................................                 3,830                 3,893
   Bank owned life insurance ..........................................................                   836                   828
   Assets acquired in settlement of loans .............................................                   290                   411
   Other assets .......................................................................                 1,249                 1,260
                                                                                                    ---------             ---------
       Total assets ...................................................................             $ 186,721             $ 172,461
                                                                                                    =========             =========

 LIABILITIES
   Deposits
     Noninterest bearing ..............................................................             $   9,716             $   9,082
     Interest bearing .................................................................               151,713               136,539
                                                                                                    ---------             ---------
       Total deposits .................................................................               161,429               145,621
   Federal Home Loan Bank advances ....................................................                 8,500                11,600
   Convertible Subordinated Debentures ................................................                 3,500                 3,500
   Other Borrowings ...................................................................                 2,500                     -
   Other liabilities ..................................................................                   935                 2,099
                                                                                                    ---------             ---------
       Total liabilities ..............................................................               176,864               162,820
                                                                                                    ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 2,165,779 shares issued
       at March 31, 2004 and 2,165,779 at December 31, 2003 ...........................                 9,650                 9,695
   Retained earnings ..................................................................                   184                     -
   Accumulated other comprehensive gain (loss) ........................................                    23                   (54)
                                                                                                    ---------             ---------
       Total stockholders' equity .....................................................                 9,857                 9,641
                                                                                                    ---------             ---------
       Total liabilities and stockholders' equity .....................................             $ 186,721             $ 172,461
                                                                                                    =========             =========


            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                                      Three months ended March 31,
                                                                                                      ----------------------------
                                                                                                       2004                 2003
                                                                                                       ----                 ----
INTEREST INCOME
   Loans, including fees .............................................................             $    2,175             $    1,877
   Investment securities .............................................................                    117                    248
   Federal funds sold and securities purchased
     under agreements to resell ......................................................                      8                     23
                                                                                                   ----------             ----------
       Total interest income .........................................................                  2,300                  2,148
                                                                                                   ----------             ----------
INTEREST EXPENSE
   Deposits and borrowings ...........................................................                    815                    873
                                                                                                   ----------             ----------

NET INTEREST INCOME ..................................................................                  1,485                  1,275
PROVISION FOR LOAN LOSSES ............................................................                    350                    239
                                                                                                   ----------             ----------
       Net interest income after provision for loan losses ...........................                  1,135                  1,036
                                                                                                   ----------             ----------
NONINTEREST INCOME
   Service charges on deposit accounts ...............................................                     64                     80
   Other service charges, commissions and fees .......................................                     20                     37
                                                                                                   ----------             ----------
       Total noninterest income ......................................................                     84                    117
                                                                                                   ----------             ----------
NONINTEREST EXPENSES
   Salaries and employee benefits ....................................................                    518                    456
   Net occupancy .....................................................................                    135                    127
   Data processing ...................................................................                     86                     71
   Other .............................................................................                    192                    158
                                                                                                   ----------             ----------
       Total noninterest expenses ....................................................                    931                    812
                                                                                                   ----------             ----------
   Income before income taxes ........................................................                    288                    341
   Provision for income taxes ........................................................                    104                    126
                                                                                                   ----------             ----------
       Net income ....................................................................             $      184             $      215
                                                                                                   ==========             ==========

   Average shares outstanding* .......................................................              2,165,779              2,165,779
                                                                                                   ==========             ==========
   Average shares outstanding - diluted* .............................................              2,901,861              2,880,575
                                                                                                   ==========             ==========
PER SHARE
   Net income* .......................................................................             $      .08             $      .10
                                                                                                   ==========             ==========
   Net income - diluted* .............................................................             $      .07             $      .08
                                                                                                   ==========             ==========

* First quarter 2003 earnings per share data and average shares outstanding have been adjusted to reflect the fourth quarter 2003 10% stock dividend. See accompanying notes to unaudited consolidated financial statements.

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Common stock                            Accumulated
                                                               ------------                            other compre-
                                                          Number                                          hensive
                                                            of                           Retained          income
                                                          shares          Amount         earnings          (loss)            Total
                                                          ------          ------         --------          ------            -----

BALANCE, JANUARY 1, 2003 ........................       1,875,329       $    8,464       $      660      $      187      $    9,311

Net income for period ...........................                                               215                             215

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                               (32)            (32)
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               183
Stock split effected in the form of a
     stock dividend (5%) ........................          93,731                -


                                                        ---------       ----------       ----------      ----------      ----------
BALANCE, MARCH 31, 2003 .........................       1,969,060       $    8,464       $      875      $      155      $    9,494
                                                       ==========       ==========       ==========      ==========      ==========

BALANCE, JANUARY 1, 2004 ........................       2,165,779       $    9,695        $       -      $      (54)     $    9,641

Net income for period ...........................                                               184                             184

Comprehensive loss, net of tax
   Net change in unrealized gain on
     securities available for sale ..............                                                                77              77
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               261

Cash in lieu of fractional shares ...............                               (1)                                              (1)
Cash dividend ($.02) per share ..................                              (44)                                             (44)


                                                        ---------       ----------       ----------      ----------      ----------
BALANCE, MARCH 31, 2004 .........................       2,165,779       $    9,650       $      184      $       23      $    9,857
                                                       ==========       ==========       ==========      ==========      ==========









            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                             2004            2003
                                                                                                             ----            ----
OPERATING ACTIVITIES
   Net income ......................................................................................       $    184        $    215
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses .....................................................................            350             239
     Depreciation ..................................................................................             79              76
     Investment amortization .......................................................................             27              28
     Accretion of bank owned life insurance ........................................................             (9)            (14)
     Write-down of assets acquired in settlement of loans ..........................................             22               -
     Decrease (Increase) in accrued interest receivable ............................................             30             (51)
     Decrease (Increase) in other assets ...........................................................            (56)             48
     Decrease in other liabilities .................................................................         (1,163)            (31)
                                                                                                           --------        --------
         Net cash provided (used) by operating activities ..........................................           (536)            510
                                                                                                           --------        --------

INVESTING ACTIVITIES
   Increase in Federal funds sold ..................................................................         (8,871)         (4,795)
   Proceeds from maturities of investment securities
     available for sale ............................................................................            653           4,090
   Purchase of investment securities available for sale ............................................              -          (2,054)
   Proceeds from redemption Federal Home Loan Bank Stock ...........................................            155
   Proceeds from sale of assets acquired in settlement of loans ....................................            165             186
   Net increase in loan balances ...................................................................         (5,921)         (4,902)
   Increase in assets acquired in settlement of loans ..............................................            (66)              -
   Purchase of property and equipment ..............................................................            (16)            (41)
                                                                                                           --------        --------
         Net cash used for investing activities ....................................................        (13,901)         (7,516)
                                                                                                           --------        --------

FINANCING ACTIVITIES

   Net decrease in Federal Home Loan Bank Advances .................................................         (3,100)              -
   Proceeds from other borrowings ..................................................................          2,500
   Dividends paid ..................................................................................            (44)
   Cash paid in lieu of fractional shares ..........................................................             (1)
   Net increase in deposits ........................................................................         15,808           8,359
                                                                                                           --------        --------

         Net cash provided by financing activities .................................................         15,163           8,359
                                                                                                           --------        --------
         Increase in cash and cash equivalents .....................................................            726           1,353

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................................          2,047           2,669
                                                                                                           --------        --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ..........................................................       $  2,773        $  4,022
                                                                                                           ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (Decrease) in net unrealized gains on securities available for sale ....................       $     77        $    (32)
                                                                                                           ========        ========


            See notes to unaudited consolidated financial statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net income - diluted per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. In addition to dilutive stock options, convertible debentures are assumed converted to common stock at current market prices to arrive at diluted outstanding shares. Included in the calculation regarding convertible debentures, it is also assumed that no interest payments are made on the notes as they are assumed converted to common stock.






                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2004 and 2003 (in thousands, except share data).

                                                                               Income             Shares               Per-share
                                                                            (numerator)        (denominator)             amount
                                                                            -----------        -------------             ------
For the three months ended March 31, 2004
      Basic net income per common share
         Income available to common stockholders .........................   $     184            2,165,779             $   .08
         Effect of dilutive instruments:
            Stock options ................................................           -              114,159                   -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................          11              621,923                   -
                                                                             ---------            ---------
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................   $     195            2,901,861             $   .07
                                                                             =========            =========

For the three months ended March 31, 2003
      Basic net income per common share
         Income available to common stockholders .........................   $     215            2,165,779             $   .10
         Effect of dilutive instruments:
            Stock options ................................................           -               92,873                   -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................          11              621,923                   -
                                                                             ---------            ---------
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................   $     226            2,880,575             $   .08
                                                                             =========            =========


           The Company issued a five percent common stock dividend on January 21, 2003 and a ten percent common stock dividend on January 22, 2004. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.

                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5-STOCK-BASED COMPENSATION

   The Company has a stock-based employee compensation plan which is further described in the Company's 2003 Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Intrepretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                                                     Three months ended March 31,
                                                                                                     ----------------------------
                                                                                                    2004                     2003
                                                                                                    ----                     ----

Net income, as reported ..........................................................             $   183,694              $   214,662
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .................................                  (4,457)                  (4,457)
                                                                                               -----------              -----------

Pro forma  net income ............................................................             $   179,237              $   210,205
                                                                                               ===========              ===========

Net income per common share:
         Basic - as reported .....................................................             $       .08              $      0.10
                                                                                               ===========              ===========
         Basic - pro forma .......................................................             $       .08              $      0.10
                                                                                               ===========              ===========
         Diluted - as reported ...................................................             $       .07              $      0.08
                                                                                               ===========              ===========
         Diluted - pro forma .....................................................             $       .06              $      0.07
                                                                                               ===========              ===========

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three months ending March 31, 2004 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

     This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking


                                                                     (Continued)
statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include but are not limited to: adequacy of the allowance for loan losses; changes in interest rates; risk inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company's 2003 Form 10-KSB.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgements and estimates used in preparation of its consolidated financial statements. Refer to the "Allowance and Provision for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2003 Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

     The Company's net income for the first quarter of 2004 was $183,694, or $0.07 per diluted share, compared to $ 215,662, or $0.08 per diluted share, for the first quarter of 2003.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support to support those assets. Net interest income, the principal source of the Company's earnings, was $1,484,908 and $1,275,381 for the three months ended March 31, 2004 and 2003, respectively.


     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average  interest-earning assets for the first quarter of 2004 increased by
$32.0   million  or  23.4%  over  the  same  period  in  2003,   while   average
interest-bearing liabilities increased by $29.0 million or 23.0% comparing the

                                                                     (Continued)
first quarter of 2004 with the first quarter of 2003. The bank hired several key production employees during 2003. This has been the major contributing factor to the increase in earning assets and deposits.

                                                                Average Balances, Income and Expenses, and Rates
                                                                      For the three months ended March 31,
                                                                      ------------------------------------
                                                             2004                                           2003
                                                             ----                                           ----
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                          -------           -------     ----------        -------          -------      ----------
                                                                       (Dollars in thousands)

Federal funds sold ................   $       3,999     $           9        0.90%    $       7,894     $        23        1.20%
Investment securities .............          14,239               116        3.26%           17,044             248        5.82%
Loans .............................         150,611             2,175        5.78%          111,861           1,877        6.71%
                                      -------------     -------------                 -------------     -----------        ----
     Total earning assets .........   $     168,849             2,300        5.45%    $     136,799           2,148        6.28%
                                      =============     -------------                 =============
     Total interest bearing
       liabilities ................   $     155,184               815        2.10%    $     126,177             873        2.77%
                                      =============     -------------                 =============     -----------        ----
Net interest spread ...............                                          3.35%                                         3.51%
Net interest income/margin ........                     $       1,485        3.52%                      $     1,275        3.73%
                                                        =============                                   ===========        ====

   As reflected above, for the first three months of 2004 the average yield on earning assets amounts amounted to 5.45%, while the average cost of interest-bearing liabilities was 2.10%. For the same period of 2003, the average yield on earning assets was 6.28% and the average cost of interest-bearing liabilities was 2.77%. The decrease in the yield on earning assets is attributable to a continuing low interest rate environment throughout the past 12 months. Many existing loans have either matured or prepaid during this period. These loans were replaced with loans yielding lower returns due to the interest environment. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2004 was 3.52% and for 2003 was 3.73%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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

                   Analysis of Changes in Net Interest Income

                                                                                                 For the three months ended
                                                                                                 March 31, 2004 versus 2003
                                                                                                 --------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------
                                                                                                    (Dollars in thousands)
Federal funds sold ...........................................................            $  (8)            $  (6)            $ (14)
Investment securities ........................................................              (23)             (109)             (132)
Loans ........................................................................              559              (261)              298
                                                                                          -----             -----             -----
       Total earning assets ..................................................              528              (376)              152
       Total interest on interest-bearing liabilities ........................             (153)              211                58
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 375             $(165)            $ 210
                                                                                          =====             =====             =====


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

     The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. At March 31, 2004, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2003 Annual Report on Form 10-KSB.

NONINTEREST INCOME
     Noninterest income was $84,499 and $117,074 for the three months ended March 31, 2004 and 2003, respectively. This decrease primarily resulted from a decrease in mortgage loan origination fees of $9,315 and a decrease of $20,311 in overdraft fees.


NONINTEREST EXPENSES
     Noninterest expenses for the three months ended March 31, 2004 and 2003 were $ 931,201 and $ 812,683, respectively. This increase of $ 118,581 was primarily due to an increase of $ 61,987 in salaries and employee benefits, an increase of $ 15,339 in data processing expenses, and an increase of $28, 089 in expenses related to real estate owned. The increase in salaries and employee benefits is the result of an increase in expense related to the hiring of several key employees during 2003. The increase in data processing is related to the growth of the Company's loan and deposit accounts and expenses related to the conversion of the company's core data processing system. The increase in expenses related to real estate owned is a result of charges taken on the sale of assets acquired in the settlement of loans.

ALLOWANCE AND PROVISION FOR LOAN LOSSES
     The allowance for loan losses was 1.62% of loans, net of unearned income, as of March 31, 2004 compared to 1.56% as of December 31, 2003. The provision for loan losses was $350,000 and $239,000 for the three months ended March 31, 2004 and 2003, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the risks inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


                                                                     (Continued)

LOANS
     Commercial, financial and agricultural loans made up 18% of the total loan portfolio as of March 31, 2004, totaling $28,112,040 compared to 20%, or $30,500,112 as of December 31, 2003. Loans secured by real estate for construction and land development totaled $23,161,852 or 15% of the total loan portfolio compared to 11%, or $15,814,092, as of December 31, 2003. All other loans secured by real estate totaled $97,071,671 or 62% of the total loan portfolio as of March 31, 2004 compared to 63%, or $94,391,575 as of December 31, 2003. Installment loans and other consumer loans to individuals comprised 5% of the total loan portfolio totaling $7,796,323 compared to 6%, or $9,690,934, as of December 31, 2003.

     During the three months ended March 31, 2004, the company sold four assets acquired in settlement of loans with net proceeds of $165,440. The company also acquired an additional asset during the period with an asset value of $66,250. The sale and acquisition of these five assets reduced the real estate assets acquired in settlement of loans to an outstanding balance of $ 289,118.

ASSET QUALITY
       Nonperforming assets as a percentage of loans and foreclosed property totaled 3.17% and 1.09% as of March 31, 2004 and December 31, 2003, respectively. Nonperforming assets increased to $4,961,280 as of March 31, 2004 from $1,641,874 at December 31, 2003. The $3,319,406 increase in nonperforming loans is primarily the result of three loans totaling $1,580,925 placed on nonaccrual during the quarter which are fully secured by first mortgages on real estate property, and one loan relationship totaling $1,665,426 which was determined to be impaired during 2003. A specific reserve for the $1,665,426 relationship was allocated in calculating the allowance for loan losses.

OFF-BALANCE SHEET RISK
     The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2004, the Bank had issued commitments to extend credit of $27.6 million through various types of lending.

     The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

     In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Banks' customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $868,208 at March 31, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

     Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 479,403 at March 31, 2004. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2003 Annual Report on Form 10-KSB.



                                                                     (Continued)

LIQUIDITY
     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At March 31, 2004, the Bank had the ability to borrow up to 15% of assets from the FHLB. $8.5 million of borrowings were outstanding from the FHLB at March 31, 2004. The borrowings bear interest at rates ranging from 4.33% to 4.38%. $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $425,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2003 was $8.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

     The Bank also has $3,500,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS
        The company borrowed $2.5 million under a line of credit during the first quarter of 2004. The line is secured by 100% of the stock of the bank. Quarterly payments of interest are scheduled to begin on July 2, 2004 with a final payment due April 2, 2009. The line is a variable rate borrowing bearing interest at a rate of Wall Street Journal Prime minus one quarter percentage point. The current rate is 3.75%.


CAPITAL RESOURCES
     The capital base for the Company increased by $216,090 for the first three months of 2004. This net change includes an increase to equity for net income of $183,694, and unrealized gain on investment securities of $77,109. The capital base decreased as a result of a cash dividend declared during the first quarter totaling $43,315 and cash paid in lieu of fractional shares in the amount of $1,399. The Company's equity to asset ratio was 5.28% on March 31, 2004, as compared to 5.59% on December 31, 2003.

     The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2004, the Company and Bank exceeds the capital requirement levels that are to be maintained.



                                                                     (Continued)

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                   Adequately
                                                                                          Capitalized               Capitalized
                                                                   Actual                 Requirement               Requirement
                                                                   ------                 -----------               -----------
                                                             Amount     Ratio        Amount        Ratio        Amount        Ratio
                                                             ------     -----        ------        -----        ------        -----

Company (consolidated)
As of March 31, 2004
Total capital (to risk weighted assets) ..............      $15,316     9.81%       $15,611        10.0%        $12,488       8.0%
Tier 1 capital (to risk weighted assets) .............        9,835     6.30%       $ 9,366         6.0%        $ 6,244       4.0%
Tier 1 capital (to average assets) ...................        9,835     5.51%       $ 8,924         5.0%        $ 7,140       4.0%



Bank:
As of March 31, 2004
Total capital (to risk weighted assets) ..............      $17,187    11.01%       $15,611        10.0%        $12,488       8.0%
Tier 1 capital (to risk weighted assets) .............       15,229     9.75%       $ 9,366         6.0%        $ 6,244       4.0%
Tier 1 capital (to average assets) ...................       15,229     8.54%       $ 8,924         5.0%        $ 7,140       4.0%


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

(b)      Reports on Form 8-K.
     Form 8-K filed January 27, 2004 pursuant to Item 12 of that form.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
      Registrant



By:  s/Mason Y. Garrett                                   Date: May 13, 2004
     -------------------------------------------               ---------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                      Date: May 13, 2004
     -------------------------------------------               ---------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index



Exhibit 31.1     Certifications of Chief Executive Officer pursuant to 13a-14(a)

Exhibit 31.2     Certifications of Chief Financial Officer pursuant to 13a-14(a)

Exhibit 32       Certifications pursuant to 18 U.S.C. Section 1350