Form 10QSB
period 2004-06-30
GRANDSOUTH BANCORPORATION
filed 2004-08-13
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2004

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


Common Stock - No Par Value
2,165,779 Shares Outstanding on July 31, 2004

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets .....................................   3
           Consolidated Statements of Income ...............................   4
           Consolidated Statements of Stockholders' Equity .................   5
           Consolidated Statements of Cash Flows ...........................   6
           Notes to Unaudited Consolidated Financial Statements ............   7

Item 2.    Management's Discussion and Analysis or Plan of Operation .......  11

Item 3.    Controls and Procedures .........................................  19

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders .............  19

Item 6.    Exhibits and Reports on Form 8-K ................................  19

SIGNATURES .................................................................  20

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                  (Unaudited)            (Audited)
                                                                                                    June 30,            December 31,
                                                                                                     2004                  2003
                                                                                                     ----                  ----
ASSETS
   Cash and due from banks ...........................................................                 8,930                  2,047
   Federal funds sold ................................................................                 5,318                  1,562
   Investment securities available for sale ..........................................                15,821                 13,829
   Other investments, at cost ........................................................                   675                    580
   Loans, net ........................................................................               163,298                148,051
   Property and equipment, net .......................................................                 3,799                  3,893
   Bank owned life insurance .........................................................                   846                    828
   Assets acquired in settlement of loans ............................................                   233                    411
   Accrued interest receivable .......................................................                   740                    703
   Other assets ......................................................................                   636                    557
                                                                                                   ---------              ---------
       Total assets ..................................................................             $ 200,296              $ 172,461
                                                                                                   =========              =========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................             $  11,223              $   9,082
     Interest bearing ................................................................               158,810                136,539
                                                                                                   ---------              ---------
       Total deposits ................................................................               170,033                145,621
   Federal Home Loan Bank advances ...................................................                13,500                 11,600
   Convertible Subordinated Debentures ...............................................                 3,500                  3,500
   Other Borrowings ..................................................................                 2,500                      -
   Other liabilities .................................................................                   945                  2,099
                                                                                                   ---------              ---------
       Total liabilities .............................................................               190,478                162,820
                                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 2,165,779 shares issued and outstanding
       at June 30, 2004 and 2,165,779 at December 31, 2003 ...........................                 9,695                  9,695
   Retained earnings .................................................................                   381                      -
   Accumulated other comprehensive loss ..............................................                  (258)                   (54)
                                                                                                   ---------              ---------
Total stockholders' equity ...........................................................                 9,818                  9,641
                                                                                                   ---------              ---------
       Total liabilities and stockholders' equity ....................................             $ 200,296              $ 172,461
                                                                                                   =========              =========

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                            (Unaudited)                       (Unaudited)
                                                                         Three Months Ended                 Six Months Ended
                                                                              June 30                            June 30
                                                                              -------                            -------
                                                                        2004             2003              2004             2003
                                                                        ----             ----              ----             ----
Interest  income
   Loans, including fees ...................................        $    2,355        $    1,977        $    4,530        $    3,853
   Investment securities ...................................               119               144               236               392
   Federal funds sold ......................................                17                20                25                44
                                                                    ----------        ----------        ----------        ----------

       Total interest income ...............................             2,491             2,141             4,791             4,289

Interest expense
   Deposits and borrowings .................................               903               817             1,718             1,689
                                                                    ----------        ----------        ----------        ----------

   Net interest income .....................................             1,588             1,324             3,073             2,600
Provision for loan losses ..................................               225               200               575               439
                                                                    ----------        ----------        ----------        ----------
   Net interest income after provision .....................             1,363             1,124             2,498             2,161
                                                                    ----------        ----------        ----------        ----------

   Noninterest income
     Service charges on deposit accounts ...................                73                81               137               162
     Other income ..........................................                23                44                43                80
                                                                    ----------        ----------        ----------        ----------
       Total noninterest income ............................                96               125               180               242
                                                                    ----------        ----------        ----------        ----------

   Noninterest expense
     Salaries and employee benefits ........................               536               464             1,054               920
     Occupancy and equipment ...............................               149               135               284               263
     Data processing expense ...............................                86                61               173               131
     Other expense .........................................               236               196               427               355
                                                                    ----------        ----------        ----------        ----------
       Total noninterest expense ...........................             1,007               856             1,938             1,669
                                                                    ----------        ----------        ----------        ----------

Income before income taxes .................................               452               393               740               734
                                                                    ----------        ----------        ----------        ----------

Income tax expense .........................................               166               146               270               273
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $      286        $      247        $      470        $      461
                                                                    ==========        ==========        ==========        ==========

Weighted average common shares outstanding:
     Basic*
     Diluted* ..............................................         2,165,779         2,165,779         2,165,779         2,165,779
                                                                     2,908,972         2,880,575         2,903,626         2,880,575

Per share
   Basic net income per common share .......................        $     0.13        $     0.11        $     0.22        $     0.21
                                                                    ==========        ==========        ==========        ==========
   Diluted net income per common share .....................        $     0.10        $     0.09        $     0.17        $     0.17
                                                                    ==========        ==========        ==========        ==========

--------
* 2003 earnings per share data and average shares outstanding have been adjusted to reflect 2004 10% stock dividend. See accompanying notes to unaudited consolidated financial statements.

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                                               Common stock                              Accumulated
                                                               ------------                            other compre-
                                                           Number                                          hensive
                                                             of                           Retained         income
                                                           shares          Amount         earnings         (loss)            Total
                                                           ------          ------         --------         ------            -----

BALANCE, JANUARY 1, 2003 ........................       1,875,329       $    8,464       $      660      $      187      $    9,311

Net income for period ...........................                                               461                             461

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                               (54)            (54)
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               407
Stock dividend ..................................          93,731
                                                        ---------       ----------       ----------      ----------      ----------

BALANCE, JUNE 30, 2003 ..........................       1,969,060       $    8,464       $    1,121      $      133      $    9,718
                                                       ==========       ==========       ==========      ==========      ==========

BALANCE, JANUARY 1, 2004 ........................       2,165,779       $    9,695        $       -      $      (54)     $    9,641

Net income for period ...........................                                               470                             470

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                              (204)           (204)
                                                                                                         ----------      ----------
   Comprehensive income .........................                                                                               266
Cash in lieu of fractional shares ...............                                                (1)                             (1)
Cash dividend ($.02) per share ..................                                               (44)                            (44)
Cash dividend ($.02) per share ..................                                               (44)                            (44)

                                                        ---------       ----------       ----------      ----------      ----------

BALANCE, JUNE 30, 2004 ..........................       2,165,779       $    9,695       $      381      $     (258)     $    9,818
                                                       ==========       ==========       ==========      ==========      ==========















                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                           Six months ended June 30,
                                                                                                               2004           2003
                                                                                                               ----           ----
OPERATING ACTIVITIES
   Net income ........................................................................................      $    470       $    461
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses .......................................................................           575            439
     Depreciation ....................................................................................           164            157
     Gain on sale of property and equipment ..........................................................             -            (14)
     Gain on sale of investment securities ...........................................................             -            (89)
     Investment amortization .........................................................................            66             56
     Accretion of bank owned life insurance ..........................................................           (19)           (23)
     Increase in accrued interest receivable .........................................................           (31)           (22)
     Write-down of assets acquired in settlement of loans ............................................            30              -
     Decrease in other assets ........................................................................            18             64
     Decrease in accrued interest payable ............................................................            (2)           (12)
     Decrease in other liabilities ...................................................................        (1,152)          (572)
                                                                                                            --------       --------
         Net cash provided by operating activities ...................................................           119            445
                                                                                                            --------       --------

INVESTING ACTIVITIES
   Decrease (Increase) in Federal funds sold .........................................................        (3,756)         2,553
   Proceeds from maturities of investment securities
     available for sale ..............................................................................         1,665          9,403
   Purchase of investment securities available for sale ..............................................        (4,029)        (9,302)
   Purchase of Federal Home Loan Bank Stock ..........................................................           (95)             -
   Proceeds from sale of assets acquired in settlement of loans ......................................           214            194
   Net increase in loan balances .....................................................................       (15,822)       (18,396)
   Proceeds from sale of property and equipment ......................................................             -             21
   Increase in assets acquired in settlement of loans ................................................           (66)             -
   Purchase of property and equipment ................................................................           (70)          (118)
                                                                                                            --------       --------
         Net cash used for investing activities ......................................................       (21,959)       (15,645)
                                                                                                            --------       --------

FINANCING ACTIVITIES
   Net increase in Federal Home Loan Bank Advances ...................................................         1,900              -
   Proceeds from other borrowings ....................................................................         2,500              -
   Dividends paid ....................................................................................           (88)             -
   Cash paid in lieu of fractional shares ............................................................            (1)             -
   Net increase in deposits ..........................................................................        24,412         13,965
                                                                                                            --------       --------

         Net cash provided by financing activities ...................................................        28,723         13,965
                                                                                                            --------       --------
         Increase (Decrease) in cash and cash equivalents ............................................         6,883         (1,235)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................................         2,047          2,669
                                                                                                            --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................................      $  8,930       $  1,434
                                                                                                            ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (Decrease) in net unrealized gains on securities available for sale ......................      $   (204)      $    (54)
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








                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended June 30, 2004 and 2003 (in thousands, except share data).

                                                                                   Income             Shares               Per-share
                                                                                (numerator)        (denominator)             amount
                                                                                -----------        -------------             ------
For the three months ended June 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................         $     286          2,165,779            $   .13
         Effect of dilutive instruments:
            Stock options ................................................                 -            121,270                  -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                11            621,923                  -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................         $     297          2,908,972            $   .10
                                                                                   =========          =========            =======

For the three months ended June 30, 2003
      Basic net income per common share
         Income available to common stockholders .........................         $     247          2,165,779            $   .11
         Effect of dilutive instruments:
            Stock options ................................................                 -             92,873                  -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                20            621,923                  -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................         $     267          2,880,575            $   .09
                                                                                   =========          =========            =======














                                                                     (Continued)

   Following is a reconciliation of basic net income per share to diluted net income per share for the six months ended June 30, 2004 and 2003 (in thousands, except share data).

                                                                                     Income              Shares           Per-share
                                                                                  (numerator)         (denominator)         amount
                                                                                  -----------         -------------         ------
For the six months ended June 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................         $     470            2,165,779            $   .22
         Effect of dilutive instruments:
            Stock options ................................................                 -              115,924                  -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                22              621,923                  -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................         $     492            2,903,626            $   .17
                                                                                   =========            =========            =======

For the six months ended June 30, 2003
      Basic net income per common share
         Income available to common stockholders .........................         $     461            2,165,779            $   .21
         Effect of dilutive instruments:
            Stock options ................................................                 -               92,873                  -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                24              621,923                  -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................         $     485            2,880,575            $   .17
                                                                                   =========            =========            =======


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

                                                                                                     Three months ended June 30,
                                                                                                     ---------------------------
                                                                                                   2004                     2003
                                                                                                   ----                     ----

Net income, as reported .........................................................             $     286,042             $   246,753
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ................................                    (4,457)                 (4,457)
                                                                                              -------------             -----------

Pro forma net income ............................................................             $     281,585             $   242,296
                                                                                              =============             ===========

Net income per common share:
         Basic - as reported ....................................................             $         .13             $      0.11
                                                                                              =============             ===========
         Basic - pro forma ......................................................             $         .13             $      0.11
                                                                                              =============             ===========

         Diluted - as reported ..................................................             $         .10             $      0.09
                                                                                              =============             ===========
         Diluted - pro forma ....................................................             $         .10             $      0.09
                                                                                              =============             ===========


                                                                                                     Six months ended June 30,
                                                                                                     -------------------------
                                                                                                   2004                    2003
                                                                                                   ----                    ----

Net income, as reported .........................................................             $     469,735             $   461,414
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ................................                    (4,457)                 (4,457)
                                                                                              -------------             -----------

Pro forma net income ............................................................             $     465,278             $   456,957
                                                                                              =============             ===========

Net income per common share:
         Basic - as reported ....................................................             $         .22             $      0.21
                                                                                              =============             ===========
         Basic - pro forma ......................................................             $         .21             $      0.21
                                                                                              =============             ===========

         Diluted - as reported ..................................................             $         .17             $      0.17
                                                                                              =============             ===========
         Diluted - pro forma ....................................................             $         .17             $      0.17
                                                                                              =============             ===========



                                                                     (Continued)

FORWARD LOOKING STATEMENTS

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

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three month period and six month period ending June 30, 2004 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

     Certain accounting policies involve significant estimates and assumptions by management which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company.

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




                                                                     (Continued)

RESULTS OF  OPERATIONS -  Comparison  of the three months ended June 30, 2004 to the three months ended June 30, 2003

     The Company's net income for the second quarter of 2004 was $286,042, or $0.10 per diluted share, compared to $ 246,753, or $0.09 per diluted share, for the second quarter of 2003.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,588,526 and $1,324,382 for the three months ended June 30, 2004 and 2003, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the second quarter of 2004 increased by $39,347,436 or 27.18% over the same period in 2003, while average interest-bearing liabilities increased by $37,696,073 or 28.16% comparing the second quarter of 2004 with the second quarter of 2003.


                                                                 Average Balances, Income and Expenses, and Rates
                                                                        For the three months ended June 30,
                                                                        -----------------------------------
                                                                  2004                                       2003
                                                                  ----                                       ----
                                               Average           Income/      Annualized    Average         Income/     Annualized
                                               balance           expense      yield/rate    balance        expense      yield/rate
                                               -------           -------      ----------    -------        -------      ----------
                                                                                (Dollars in thousands)

Federal funds sold and
       due from banks .................        $  9,178         $     22          0.95%     $  7,432       $     20       1.09%
Investment securities .................          15,572              115          2.96%       16,104            144       3.58%
Loans .................................         159,345            2,354          5.91%      121,212          1,977       6.52%
                                               --------         --------          ----      --------       --------       ----
     Total earning assets .............        $184,095            2,491          5.41%     $144,748          2,141       5.91%
                                               ========          -------                    ========
     Total interest bearing
       liabilities ....................        $171,546              903          2.11%     $133,850            817       2.44%
                                               ========         --------          ----      ========       --------       ----
Net interest spread ...................                                           3.30%                                   3.47%
Net interest income/margin ............                         $  1,588          3.45%                    $  1,324       3.66%
                                                                ========          ====                     ========       ====

     As reflected above, for the second quarter of 2004 the average yield on earning assets amounted to 5.41%, while the average cost of interest-bearing liabilities was 2.11%. For the same period of 2003, the average yield on earning assets was 5.91% and the average cost of interest-bearing liabilities was 2.44%. The decrease in the yield on earning assets is attributable to a continuing low interest rate environment throughout the past 12 months. Many existing loans have either matured or prepaid during this period. These loans were replaced with loans yielding lower returns due to the interest environment. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended June 30, 2004 was 3.45% and for 2003 was 3.66%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

                                                                     (Continued)

     The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities which was offset to a lesser extent by a decrease in rates on earning assets and interest bearing liabilities.


                   Analysis of Changes in Net Interest Income

                                                                                                 For the three months ended
                                                                                                  June 30, 2004 versus 2003
                                                                                                  -------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------

Federal funds sold ...........................................................            $   4             $  (2)            $   2
Investment securities ........................................................               (3)              (25)              (28)
Loans ........................................................................              563              (185)              378
                                                                                          -----             -----             -----
       Total earning assets ..................................................              564              (212)              352
       Total interest on interest-bearing liabilities ........................             (198)              110               (88)
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 366             $(102)            $ 264
                                                                                          =====             =====             =====






NONINTEREST INCOME

         Noninterest income was $ 95,688 and $ 125,132 for the three months ended June 30, 2004 and 2003, respectively. This decrease primarily resulted from a decrease in gains on the sale of fixed assets of $15,500 and a decrease of $22,249 in overdraft fees.

NONINTEREST EXPENSES

         Noninterest expenses for the three months ended June 30, 2004 and 2003 were $ 1,007,429 and $ 856,319, respectively. This increase of $ 151,110 was due to an increase of $ 71,934 in salaries and benefits, an increase of $ 26,462 in data processing expense, an increase of $13,602 in occupancy expense and an increase of $ 39,112 in other expense. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The increase in data processing expenses was primarily due to the conversion of the Company's ATM processor and the introduction of internet banking. The increase in other expenses was primarily due to a $ 38,068 increase in legal fees related to the acquisition of assets in the settlement of loans and services performed for financial reporting of the Company.

RESULTS OF  OPERATIONS - Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

       The Company's net income for the first six months of 2004 was $ 469,735, or $0.17 per diluted share, compared to $ 461,414, or $0.17 per diluted share, for the first six months of 2003.



                                                                     (Continued)

NET INTEREST INCOME
       Net interest income, was $ 3,073,433 and $ 2,599,763 for the six months ended June 30, 2004 and 2003, respectively.

       Average interest-earning assets for the first six months of 2004 increased by $35,677,668 or 25.34% over the same period in 2003, while average interest-bearing liabilities increased by $33,022,321 or 25.34% comparing the first six months of 2004 over the same period in 2003.


                                                                  Average Balances, Income and Expenses, and Rates
                                                                         For the six months ended June 30,
                                                                         ---------------------------------
                                                                 2004                                          2003
                                                                 ----                                          ----
                                                Average         Income/       Annualized      Average          Income/    Annualized
                                                balance         expense       yield/rate      balance         expense     yield/rate
                                                -------         -------       ----------      -------         -------     ----------
                                                                            (Dollars in thousands)

Federal funds sold and
       due from banks .................        $  6,588       $     30         0.93%        $  7,663         $     44        1.14%
Investment securities .................          14,907            231         3.10%          16,570              392        4.73%
Loans .................................         154,978          4,530         5.84%         116,562            3,853        6.61%
                                               --------       --------         ----         --------         --------        ----
     Total earning assets .............        $176,473          4,791         5.43%        $140,795            4,289        6.09%
                                               ========       --------                      ========         --------
     Total interest bearing
       liabilities ....................        $163,358          1,718         2.10%        $130,336            1,689        2.59%
                                               ========       --------         ----         ========         --------        ----
Net interest spread ...................                                        3.33%                                         3.50%
Net interest income/margin ............                       $  3,073         3.48%                         $  2,600        3.69%
                                                              ========         ====                          ========        ====


     As reflected above, for the first half of 2003 the average yield on earning assets amounted to 5.43%, while the average cost of interest-bearing liabilities was 2.10%. For the same period of 2003, the average yield on earning assets was 6.09% and the average cost of interest-bearing liabilities was 2.59%. The decrease in the yield on earning assets is attributable to a continuing low interest rate environment throughout the past 12 months. Many existing loans have either matured or prepaid during this period. These loans were replaced with loans yielding lower returns due to the interest environment. The net interest margin for the period ended June 30, 2004 was 3.48% and for 2003 was 3.69%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.
..

     The following table presents changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities which was offset to a lesser extent by the decrease in rates on earning assets and interest bearing liabilities.




                                                                     (Continued)

                                                                                     Analysis of Changes in Net Interest Income
                                                                                             For the six months ended
                                                                                             June 30, 2004 versus 2003
                                                                                             -------------------------
                                                                                      Volume               Rate           Net change
                                                                                      ------               ----           ----------

Federal funds sold and
       due from banks .....................................................           $    (5)           $    (9)           $   (14)
Investment securities .....................................................               (26)              (135)              (161)
Loans .....................................................................             1,122               (446)               676
                                                                                      -------            -------            -------
       Total earning assets ...............................................             1,091               (590)               501
       Total interest on interest-bearing liabilities .....................              (347)               319                (28)
                                                                                      -------            -------            -------
Net interest income .......................................................           $   744            $  (271)           $   473
                                                                                      =======            =======            =======



NONINTEREST INCOME

         Noninterest income was $180,187 and $ 242,207 for the six months ended June 30, 2004 and 2003, respectively. This decrease primarily resulted from a decrease in gains on the sale of fixed assets of $15,500, a decrease of $37,081 in overdraft fees, and a decrease of $12,504 in mortgage origination fees.

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 2004 and 2003 were $ 1,938,630 and $ 1,669,002, respectively. This increase of $ 269,628 was due to an increase of $ 133,921 in salaries and benefits, an increase of $ 21,323 in occupancy expense, an increase of $41,810 in data processing expense and an increase of $ 72,574 in other expenses. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The increase in data processing expenses was primarily due to the conversion of the Company's core data processing system and ATM processor. The increase in other expenses was due to a $ 26,562 increase in legal fees related to the acquisition of assets in the settlement of loans and services performed for financial reporting of the Company. Expenses related to the maintenance and write-down of real estate owned also increased by $26,847.

MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that would ordinarily be expected to affect the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.






                                                                     (Continued)

         The Company's profitability is affected by fluctuations in market interest rates. Management's goal is to maintain a reasonable balance between exposure to interest rate fluctuations and earnings. A sudden and substantial increase or decrease in interest rates may adversely impact the Company's earnings to the extent that the interest rates on interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis. The Company monitors the impact of changes in interest rates on its net interest income using a test that measures the impact on net interest income and net portfolio value of an immediate change in interest rates in 100 basis point increments and by measuring the Banks' interest sensitivity gap ("Gap"). Net portfolio value is defined as the net present value of assets, liabilities and off-balance sheet contracts. Gap is the amount of interest sensitive assets repricing or maturing over the next twelve months compared to the amount of interest sensitive liabilities maturing or repricing in the same time period. At June 30, 2004, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2003 Annual Report on Form 10-KSB.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was 1.40% of loans, net of unearned income, as of June 30, 2004 compared to 1.56% as of December 31, 2003. The provision for loan losses was $575,000 and $439,000 for the six months ended June 30, 2004 and 2003, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the probable losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS

         Commercial, financial and agricultural loans made up 19% of the total loan portfolio as of June 30, 2004, totaling $30,698,328 compared to 20%, or $30,500,112 as of December 31, 2003. Loans secured by real estate for construction and land development totaled $35,104,441 or 21% of the total loan portfolio compared to 11%, or $15,814,092, as of December 31, 2003. All other loans secured by real estate totaled $92,849,742 or 56% of the total loan portfolio as of June 30, 2004 compared to 63%, or $94,391,575 as of December 31, 2003. Installment loans and other consumer loans to individuals comprised 4% of the total loan portfolio totaling $7,265,056 compared to 6%, or $ 9,690,934, as of December 31, 2003.

         During the six months ended June 30, 2004, the company sold five assets acquired in settlement of loans with net proceeds of $214,289. The company also acquired an additional asset during the period with an asset value of $66,250. The sale and acquisition of these five assets reduced the real estate assets acquired in settlement of loans to an outstanding balance of $ 232,870.

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 1.90% and 1.09% as of June 30, 2004 and December 31, 2003, respectively. Nonperforming assets increased to $3,152,428 as of June 30, 2004 from $1,641,874 at December 31, 2003. The $1,510,554 increase in nonperforming loans is primarily the result of one loan relationship totaling $1,051,392 placed on nonaccrual during the first quarter of this year which is fully secured by first mortgages on real estate property.

OFF-BALANCE SHEET RISK

         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2004, the Bank had issued commitments to extend credit of $27.2 million through various types of lending.

                                                                     (Continued)

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $408,381 at June 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 450,603 at June 30, 2004. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2003 Annual Report on Form 10-KSB.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At June 30, 2004, the Bank had the ability to borrow up to 15% of assets from the FHLB. $13.5 million of borrowings were outstanding from the FHLB at June 30, 2004. The borrowings bear interest at rates ranging from 1.55% to 4.38%. $11.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The $5.0 million advance reprices every three months. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $675,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2004 was $13.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

         The Bank also has $4,400,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS

         The company borrowed $2.5 million under a line of credit during the first quarter of 2004. The line is secured by 100% of the stock of the bank. Quarterly payments of interest are scheduled to begin on July 2, 2004 with a final payment due April 2, 2009. The line is a variable rate borrowing bearing interest at a rate of Wall Street Journal Prime minus one quarter percentage point. The current rate is 4.00%.

                                                                     (Continued)

CAPITAL RESOURCES

         The capital base for the Company increased by $177,051 for the first six months of 2004. This net change includes an increase to equity for net income of $469,735, and unrealized loss on investment securities of $204,653. The capital base decreased as a result of cash dividends declared during the first and second quarters totaling $86,631 and cash paid in lieu of fractional shares in the amount of $1,400. The Company's equity to asset ratio was 4.90% on June 30, 2004, as compared to 5.59% on December 31, 2003.

         The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of June 30, 2004, the Company and Bank exceeded the capital requirement levels to be adequately capitalized.




                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                              Well                Adequately
                                                                                           Capitalized            Capitalized
                                                                        Actual             Requirement            Requirement
                                                                        ------             -----------            -----------
                                                              Amount         Ratio    Amount        Ratio     Amount       Ratio
                                                              ------         -----    ------        -----     ------       -----

Company (consolidated)
As of June 30, 2004
Total capital (to risk weighted assets) ..............       $15,651         9.44%    $16,582       10.0%     $13,265       8.0%
Tier 1 capital (to risk weighted assets) .............        10,077         6.08%    $ 9,949        6.0%     $ 6,633       4.0%
Tier 1 capital (to average assets) ...................        10,077         5.25%    $ 9,606        5.0%     $ 7,685       4.0%



Bank:
As of June 30, 2004
Total capital (to risk weighted assets) ..............       $17,630        10.64%    $16,570       10.0%     $13,256       8.0%
Tier 1 capital (to risk weighted assets) .............        15,556         9.39%    $ 9,942        6.0%     $ 6,628       4.0%
Tier 1 capital (to average assets) ...................        15,556         8.10%    $ 9,606        5.0%     $ 7,685       4.0%

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

    No disclosure is required under 17 C.F.R. Section 228.308(c).




PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held May 19,2004. Seven directors were elected for terms of one year as follows:

                                             For          Withheld     Abstain
                                             ---          --------     -------

Ronald K. Earnest ...................    1,600,815          154           -
Harold E. Garrett ...................    1,600,815          154           -
Mason Y. Garrett ....................    1,600,815          154           -
Michael L. Gault ....................    1,600,815            -           -
Baety O. Gross, Jr ..................    1,600,815          154           -
S. Hunter Howard, Jr ................    1,600,815            -           -
S. Blanton Phillips .................    1,600,815            -           -




Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.
     Exhibit  31.1   Certifications  of  Chief  Executive  Officer  pursuant  to
                     13a-14(a)
     Exhibit  31.2   Certifications  of  Chief  Financial  Officer  pursuant  to
                     13a-14(a)
     Exhibit 32      Certifications pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K.
     Form 8-K filed April 29, 2004 pursuant to Item 12 of that form.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:  s/Mason Y. Garrett                                   Date: August 10, 2004
     -------------------------------------------               ----------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                      Date: August 10, 2004
     -------------------------------------------               ----------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index



Exhibit 31.1    Certifications of Chief Executive Officer pursuant to 13a-14(a)

Exhibit 31.2    Certifications of Chief Financial Officer pursuant to 13a-14(a)

Exhibit 32      Certifications pursuant to 18 U.S.C. Section 1350