Form 10QSB
period 2004-09-30
GRANDSOUTH BANCORPORATION
filed 2004-11-15
CIK 1126961

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
2,165,779 Shares Outstanding on October 31, 2004

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets ....................................    3
           Consolidated Statements of Income ..............................    4
           Consolidated Statements of Stockholders' Equity ................    5
           Consolidated Statements of Cash Flows ..........................    6
           Notes to Unaudited Consolidated Financial Statements ...........    7

Item 2.    Management's Discussion and Analysis or Plan of Operation ......   11

Item 3.    Controls and Procedures ........................................   19

PART II. OTHER INFORMATION

Item 6.    Exhibits .......................................................   20

SIGNATURES ................................................................   21

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)         (Audited)
                                                                                                     September 30,      December 31,
                                                                                                        2004                2003
                                                                                                        ----                ----
ASSETS
   Cash and due from banks ...........................................................                 5,034                  2,047
   Federal funds sold ................................................................                 5,312                  1,562
   Investment securities available for sale ..........................................                17,507                 13,829
   Other investments, at cost ........................................................                   775                    580
   Loans, net ........................................................................               167,594                148,051
   Property and equipment, net .......................................................                 3,713                  3,893
   Bank owned life insurance .........................................................                   855                    828
   Assets acquired in settlement of loans ............................................                 1,234                    411
   Accrued interest receivable .......................................................                   790                    703
   Other assets ......................................................................                   697                    557
                                                                                                   ---------              ---------
       Total assets ..................................................................             $ 203,511              $ 172,461
                                                                                                   =========              =========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................             $  10,484              $   9,082
     Interest bearing ................................................................               161,825                136,539
                                                                                                   ---------              ---------
       Total deposits ................................................................               172,309                145,621
   Federal Home Loan Bank advances ...................................................                13,500                 11,600
   Convertible Subordinated Debentures ...............................................                 3,500                  3,500
   Other Borrowings ..................................................................                 2,500                      -
   Other liabilities .................................................................                 1,324                  2,099
                                                                                                   ---------              ---------
       Total liabilities .............................................................               193,133                162,820
                                                                                                   ---------              ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 2,165,779 shares issued and outstanding
       at September 30, 2004 and 2,165,779 at December 31, 2003 ......................                 9,695                  9,695
   Retained earnings .................................................................                   696                      -
   Accumulated other comprehensive loss ..............................................                   (13)                   (54)
                                                                                                   ---------              ---------
Total stockholders' equity ...........................................................                10,378                  9,641
                                                                                                   ---------              ---------
       Total liabilities and stockholders' equity ....................................             $ 203,511              $ 172,461
                                                                                                   =========              =========

                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                           (Unaudited)                           (Unaudited)
                                                                        Three Months Ended                    Nine Months Ended
                                                                           September 30                          September 30
                                                                           ------------                          ------------
                                                                       2004             2003                  2004             2003
                                                                       ----             ----                  ----             ----

   Interest  income
   Loans, including fees ...................................        $    2,523        $    1,993        $    7,053        $    5,846
   Investment securities ...................................               155               130               391               530
   Federal funds sold ......................................                14                 2                39                38
                                                                    ----------        ----------        ----------        ----------
       Total interest income ...............................             2,692             2,125             7,483             6,414

Interest expense
   Deposits and borrowings .................................               987               765             2,705             2,454
                                                                    ----------        ----------        ----------        ----------
   Net interest income .....................................             1,705             1,360             4,778             3,960
Provision for loan losses ..................................               225               150               800               589
                                                                    ----------        ----------        ----------        ----------
   Net interest income after provision .....................             1,480             1,210             3,978             3,371
                                                                    ----------        ----------        ----------        ----------
   Noninterest income
     Service charges on deposit accounts ...................                83                75               220               236
     Other income ..........................................                27                15                70                96
                                                                    ----------        ----------        ----------        ----------
       Total non interest income ...........................               110                90               290               332
                                                                    ----------        ----------        ----------        ----------
   Noninterest expense
     Salaries and employee benefits ........................               568               517             1,622             1,437
     Occupancy and equipment ...............................               168               144               452               406
     Data processing expense ...............................                64                95               237               194
     Other expense .........................................               223               112               650               500
                                                                    ----------        ----------        ----------        ----------
       Total noninterest expense ...........................             1,023               868             2,961             2,537
                                                                    ----------        ----------        ----------        ----------
Income before income taxes .................................               567               432             1,307             1,166
                                                                    ----------        ----------        ----------        ----------
Income tax expense .........................................               211               160               481               432
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $      356        $      272        $      826        $      734
                                                                    ==========        ==========        ==========        ==========
Weighted average common shares outstanding:
     Basic *
     Diluted * .............................................         2,165,779         2,165,779         2,165,779         2,165,779
                                                                     2,913,795         2,853,248         2,906,622         2,853,248

Per share
   Basic net income per common share .......................        $     0.16        $     0.13        $     0.38        $     0.34
                                                                    ==========        ==========        ==========        ==========
   Diluted net income per common share .....................        $     0.13        $     0.10        $     0.30        $     0.27
                                                                    ==========        ==========        ==========        ==========

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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Common stock                            Accumulated
                                                                -------------                           other compre-
                                                          Number                                          hensive
                                                            of                            Retained         income
                                                          shares           Amount         earnings         (loss)           Total
                                                          ------           ------         --------         ------           -----

BALANCE, JANUARY 1, 2003 ........................       1,875,329       $    8,464       $      660      $      187      $    9,311

Net income for period ...........................                                               734                             734

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                              (330)           (330)
                                                                                                                         ----------
   Comprehensive income .........................                                                                               404
Stock dividend ..................................          93,731

                                                        ---------       ----------       ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2003 .....................       1,969,060       $    8,464       $    1,394      $     (143)     $    9,715
                                                       ==========       ==========       ==========      ==========      ==========

BALANCE, JANUARY 1, 2004 ........................       2,165,779       $    9,695        $       -      $      (54)     $    9,641

Net income for period ...........................                                               826                             826

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ..............                                                                41              41
                                                                                                                         ----------
   Comprehensive income .........................                                                                               867
Cash in lieu of fractional shares ...............                                                (1)                             (1)
Cash dividend ($.02) per share ..................                                               (43)                            (43)
Cash dividend ($.02) per share ..................                                               (43)                            (43)
Cash dividend ($.02) per share ..................                                               (43)                            (43)

                                                        ---------       ----------       ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2004 .....................       2,165,779       $    9,695       $      696      $      (13)     $   10,378
                                                       ==========       ==========       ==========      ==========      ==========













                 See notes to consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                               2004           2003
                                                                                                               ----           ----
OPERATING ACTIVITIES
   Net income ........................................................................................      $    826       $    734
   Adjustments to reconcile net income to net cash provided (used)
     by operating activities
     Provision for loan losses .......................................................................           800            589
     Depreciation ....................................................................................           266            218
     Gain on sale of property and equipment ..........................................................            (3)           (14)
     Gain on sale of investment securities ...........................................................             -            (89)
     Investment amortization .........................................................................            95            106
     Accretion of bank owned life insurance ..........................................................           (28)           (32)
     Increase in accrued interest receivable .........................................................           (87)           (72)
     Write-down of assets acquired in settlement of loans ............................................            61              -
     Increase in other assets ........................................................................           (67)          (554)
     Increase (Decrease) in accrued interest payable .................................................            12            (55)
     Increase (Decrease) in other liabilities ........................................................          (879)           240
                                                                                                            --------       --------
         Net cash provided by operating activities ...................................................           996          1,071
                                                                                                            --------       --------

INVESTING ACTIVITIES
   Decrease (Increase) in Federal funds sold .........................................................        (3,750)         4,449
   Proceeds from maturities of investment securities
     available for sale ..............................................................................         4,316         12,355
   Purchase of investment securities available for sale ..............................................        (8,028)       (10,799)
   Purchase of Federal Home Loan Bank Stock ..........................................................          (195)          (150)
   Proceeds from sale of assets acquired in settlement of loans ......................................           273            252
   Net increase in loan balances .....................................................................       (20,343)       (27,701)
   Proceeds from sale of property and equipment ......................................................            20             21
   Increase in assets acquired in settlement of loans ................................................        (1,157)          (442)
   Purchase of property and equipment ................................................................          (104)          (136)
                                                                                                            --------       --------
         Net cash used for investing activities ......................................................       (28,968)       (22,151)
                                                                                                            --------       --------

FINANCING ACTIVITIES
   Net increase in Federal Home Loan Bank Advances ...................................................         1,900          3,000
   Proceeds from other borrowings ....................................................................         2,500              -
   Dividends paid ....................................................................................          (129)             -
   Cash paid in lieu of fractional shares ............................................................            (1)             -
   Net increase in deposits ..........................................................................        26,689         19,739
                                                                                                            --------       --------

         Net cash provided by financing activities ...................................................        30,959         22,739
                                                                                                            --------       --------
         Increase in cash and cash equivalents .......................................................         2,987          1,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................................         2,047          2,669
                                                                                                            --------       --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ............................................................      $  5,034       $  4,328
                                                                                                            ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Increase (Decrease) in net unrealized gains/losses on securities available for sale ..................      $    (41)      $   (330)
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

NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income - diluted per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. In addition to dilutive stock options, convertible debentures are assumed converted to common stock at current market prices to arrive at diluted outstanding shares. Included in the calculation regarding convertible debentures, it is also assumed that no interest payments are made on the notes as they are assumed converted to common stock.










                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended September 30, 2004 and 2003 (in thousands, except share data).

                                                                                   Income             Shares          Per-share
                                                                                (numerator)        (denominator)       amount
                                                                                -----------        -------------       ------
For the three months ended September 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................    $     356            2,165,779            $.16
         Effect of dilutive instruments:
            Stock options ................................................            -              126,093               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................           12              621,923               -
                                                                              ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................    $     368            2,913,795            $.13
                                                                              =========            =========            ====

For the three months ended September 30, 2003
      Basic net income per common share
         Income available to common stockholders .........................    $     272            2,165,779            $.13
         Effect of dilutive instruments:
            Stock options ................................................            -               65,546               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................           11              621,923               -
                                                                              ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................    $     283            2,853,248            $.10
                                                                              =========            =========            ====












                                                                     (Continued)

   Following is a reconciliation of basic net income per share to diluted net income per share for the nine months ended September 30, 2004 and 2003 (in thousands, except share data).

                                                                                   Income             Shares          Per-share
                                                                                (numerator)        (denominator)       amount
                                                                                -----------        -------------       ------
For the nine months ended September 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................      $     826            2,165,779            $.38
         Effect of dilutive instruments:
            Stock options ................................................              -              118,920               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................             34              621,923               -
                                                                                ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................      $     860            2,906,622            $.30
                                                                                =========            =========            ====

For the six months ended September 30, 2003
      Basic net income per common share
         Income available to common stockholders .........................      $     734            2,165,779            $.34
         Effect of dilutive instruments:
            Stock options ................................................              -               65,546               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................             35              621,923               -
                                                                                ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................      $     769            2,853,248            $.27
                                                                                =========            =========            ====




           The Company issued a five percent common stock dividend on January 21, 2003 and a ten percent common stock dividend on January 22, 2004. Weighted average common shares outstanding have been adjusted to reflect the stock dividends.




                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

   No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

   In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

   In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

   Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.



NOTE 5-STOCK-BASED COMPENSATION

   The Company has a stock-based employee compensation plan which is further described in the Company's 2003 Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Intrepretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.





                                                                     (Continued)

                                                                                                 Three months ended September 30,
                                                                                                 --------------------------------
                                                                                                   2004                   2003
                                                                                                   ----                   ----
Net income, as reported ..........................................................             $   356,452              $   272,178
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .................................                  (4,625)                  (4,625)
                                                                                               -----------              -----------

Pro forma net income .............................................................             $   351,827              $   267,553
                                                                                               ===========              ===========

Net income per common share:
         Basic - as reported .....................................................             $       .16              $      0.13
                                                                                               ===========              ===========
         Basic - pro forma .......................................................             $       .16              $      0.12
                                                                                               ===========              ===========

         Diluted - as reported ...................................................             $       .13              $      0.10
                                                                                               ===========              ===========
         Diluted - pro forma .....................................................             $       .12              $      0.09
                                                                                               ===========              ===========




                                                                                                      Nine months ended September
                                                                                                      ---------------------------
                                                                                                      2004                 2003
                                                                                                      ----                 ----

Net income, as reported ...................................................                      $    826,187           $   733,592
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ..........................                           (13,875)              (13,875)
                                                                                                  -----------           -----------

Pro forma net income ......................................................                       $   812,312           $   719,717
                                                                                                  ===========           ===========

Net income per common share:
         Basic - as reported ..............................................                       $       .38           $      0.34
                                                                                                  ===========           ===========
         Basic - pro forma ................................................                       $       .38           $      0.33
                                                                                                  ===========           ===========

         Diluted - as reported ............................................                       $       .30           $      0.27
                                                                                                  ===========           ===========
         Diluted - pro forma ..............................................                       $       .28           $      0.25
                                                                                                  ===========           ===========


FORWARD LOOKING STATEMENTS

This report on Form 10-QSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's

                                                                     (Continued)
business conditions include but are not limited to: adequacy of the allowance for loan losses; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2003 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three month period and nine month period ending September 30, 2004 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS - Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

     The Company's net income for the third quarter of 2004 was $356,452, or $0.13 per diluted share, compared to $ 272,178, or $0.10 per diluted share, for the second quarter of 2003.

NET INTEREST INCOME
     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Bank's earnings, was $1,705,040 and $1,359,928 for the three months ended September 30, 2004 and 2003, respectively.


                                                                     (Continued)

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the second quarter of 2004 increased by $41,374,153 or 27.76% over the same period in 2003, while average interest-bearing liabilities increased by $41,694,031 or 30.56% comparing the second quarter of 2004 with the second quarter of 2003.


                                                                   Average Balances, Income and Expenses, and Rates
                                                                      For the three months ended September 30,
                                                                      ----------------------------------------
                                                                2004                                           2003
                                                                ----                                           ----
                                                Average        Income/         Annualized      Average         Income/    Annualized
                                                balance        expense         yield/rate      balance        expense     yield/rate
                                                -------        -------         ----------      -------        -------     ----------
                                                                        (Dollars in thousands)

Federal funds sold and
       due from banks .................        $  4,884       $     14            1.15%       $    802         $      2        1.00%
Investment securities .................          19,033            155            3.25%         17,854              130        2.91%
Loans .................................         166,482          2,523            6.06%        130,369            1,993        6.11%
                                               --------       --------            ----        --------         --------        ----
     Total earning assets .............        $190,399          2,692            5.66%       $149,025            2,125        5.70%
                                               ========       --------                        ========

Total interest-bearing
     deposits .........................         157,915            824            2.09%        123,569              655        2.12%
FHLB advances .........................          14,196            116            3.28%          9,348               92        3.94%
Other borrowings ......................           6,000             47            3.11%          3,500               18        2.02%
                                               --------       --------            ----        --------         --------        ----
     Total interest bearing
       liabilities ....................        $178,111            987            2.22%       $136,417              765        2.24%
                                               ========       --------            ----        ========         --------        ----
Net interest spread ...................                                           3.44%                                        3.46%
Net interest income/margin ............                       $  1,705            3.58%                        $  1,360        3.65%
                                                              ========            ====                         ========        ====



     As reflected above, for the third quarter of 2004 the average yield on earning assets amounted to 5.66%, while the average cost of interest-bearing liabilities was 2.22%. For the same period of 2003, the average yield on earning assets was 5.70% and the average cost of interest-bearing liabilities was 2.24%. The decrease in the yield on earning assets is attributable to a continuing low interest rate environment throughout the past 12 months. Many existing loans have either matured or prepaid during this period. These loans were replaced with loans yielding lower returns due to the interest environment.

     The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three month period ended September 30, 2004 was 3.58% and for 2003 was 3.65%. The interest rate environment resulted in the bank's interest earning assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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

                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                 For the three months ended
                                                                                               September 30, 2004 versus 2003
                                                                                               ------------------------------
                                                                                          Volume            Rate          Net change
                                                                                          ------            ----          ----------

Federal funds sold ...........................................................            $  15             $   1             $  16
Investment securities ........................................................               10                11                21
Loans ........................................................................              547               (16)              531
                                                                                          -----             -----             -----
       Total earning assets ..................................................              572                (4)              568
Interest-bearing deposits ....................................................            $(179)            $   9             $(170)
FHLB advances ................................................................              (39)               15               (24)
Other borrowings .............................................................              (19)              (10)              (29)
                                                                                          -----             -----             -----
       Total interest on interest-bearing liabilities ........................             (237)               14              (223)
                                                                                          -----             -----             -----
Net interest income ..........................................................            $ 335             $  10             $ 345
                                                                                          =====             =====             =====

NONINTEREST INCOME
         Noninterest income was $ 110,138 and $ 90,008 for the three months ended September 30, 2004 and 2003, respectively. This increase primarily resulted from an increase of $21,124 in overdraft fees.

NONINTEREST EXPENSES
         Noninterest expenses for the three months ended September 30, 2004 and 2003 were $ 1,022,856 and $ 868,346, respectively. This increase of $ 154,510 was due to an increase of $ 50,574 in salaries and benefits, a decrease of $ 31,349 in data processing expense, an increase of $24,174 in occupancy expense and an increase of $ 111,110 in other expense. The increases in salaries and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The decrease in data processing expenses was primarily due to the conversion cost incurred during the third quarter of 2003 not being incurred during the third quarter of 2004. The increase in other expenses was primarily due to a $ 25,502 increase in expenses related to the acquisition of assets in the settlement of loans, an increase of $ 31,704 in insurance and outside services, an increase of $ 15,155 in advertising expenses, and an increase of $11,719 in accounting and legal expenses.

RESULTS OF OPERATIONS - Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

         The Company's net income for the first nine months of 2004 was $ 826,187, or $0.30 per diluted share, compared to $ 733,592, or $0.27 per diluted share, for the first nine months of 2003.

NET INTEREST INCOME
       Net interest income, was $ 4,778,473 and $ 3,959,691 for the nine months ended September 30, 2004 and 2003, respectively.

       Average interest-earning assets for the first nine months of 2004 increased by $37,822,308 or 26.34% over the same period in 2003, while average interest-bearing liabilities increased by $36,421,473 or 27.51% comparing the first nine months of 2004 over the same period in 2003.

                                                                     (Continued)

                                                               Average Balances, Income and Expenses, and Rates
                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                             2004                                           2003
                                                             ----                                           ----
                                         Average            Income/    Annualized        Average           Income/     Annualized
                                          balance           expense     yield/rate        balance          expense      yield/rate
                                          -------           -------     ----------        -------          -------      ----------
                                                                         (Dollars in thousands)

Federal funds sold and
       due from banks ..............  $    6,261         $       39        0.83%        $    4,482         $      38         1.13%
Investment securities ..............      16,292                391        3.19%            17,872               530         3.94%
Loans ..............................     158,841              7,053        5.92%           121,218             5,846         6.43%
                                      ----------         ----------        -----        ----------         ---------         ----
     Total earning assets ..........  $  181,394              7,483        5.50%        $  143,572             6,414         5.96%
                                      ==========         ----------                     ==========         ---------

Total interest-bearing
     deposits ......................     152,781              2,292        2.00%           120,094             2,118         2.35%
FHLB advances ......................      10,826                307        3.78%             8,786               279         4.23%
Other borrowings ...................       5,194                106        2.72%             3,500                57         2.16%
                                      ----------         ----------        -----        ----------         ---------         ----
     Total interest bearing
       liabilities .................  $  168,801              2,705        2.14%        $  132,380             2,454         2.47%
                                      ==========         ----------        -----        ==========         ---------         ----
Net interest spread                                                        3.36%                                             3.49%
Net interest income/margin .........                     $    4,778        3.51%                           $   3,960         3.68%
                                                         ==========        =====                           =========         ====



     As reflected above, for the first nine months of 2004 the average yield on earning assets amounted to 5.50%, while the average cost of interest-bearing liabilities was 2.14%. For the same period of 2003, the average yield on earning assets was 5.96% and the average cost of interest-bearing liabilities was 2.47%. The decrease in the yield on earning assets is attributable to a continuing low interest rate environment throughout the past 12 months. Many existing loans have either matured or prepaid during this period. These loans were replaced with loans yielding lower returns due to the interest environment. The net interest margin for the period ended September 30, 2004 was 3.51% and for 2003 was 3.68%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to compress.

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










                                                                     (Continued)

                                                                                     Analysis of Changes in Net Interest Income
                                                                                              For the nine months ended
                                                                                            September 30, 2004 versus 2003
                                                                                            ------------------------------
                                                                                      Volume               Rate          Net change
                                                                                      ------               ----          ----------

Federal funds sold and due from banks .....................................           $    14            $    (3)           $    11
Investment securities .....................................................               (37)              (111)              (148)
Loans .....................................................................             1,670               (463)             1,207
                                                                                      -------            -------            -------
       Total earning assets ...............................................             1,647               (577)             1,070

Interest-bearing deposits .................................................           $  (490)           $   315            $  (175)
FHLB advances .............................................................               (58)                30                (28)
Other borrowings ..........................................................               (34)               (15)               (49)
                                                                                      -------            -------            -------
       Total interest on interest-bearing liabilities .....................              (582)               330               (252)
                                                                                      -------            -------            -------
Net interest income .......................................................           $ 1,065            $  (247)           $   818
                                                                                      =======            =======            =======



NONINTEREST INCOME
         Noninterest income was $290,325 and $ 332,214 for the nine months ended September 30, 2004 and 2003, respectively. This decrease primarily resulted from a decrease in gains on the sale of fixed assets of $11,548, a decrease of $26,753 in overdraft fees, and a decrease of $16,649 in mortgage origination fees.

NONINTEREST EXPENSES
         Noninterest expenses for the nine months ended September 30, 2004 and 2003 were $ 2,961,486 and $ 2,537,348, respectively. This increase of $ 424,138 was due to an increase of $ 184,485 in salaries and benefits, an increase of $ 45,396 in occupancy expense, an increase of $42,821 in data processing expense and an increase of $ 151,436 in other expenses. The increases in salaries and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in occupancy expense is due to an increase in depreciation expenses related to property and equipment purchased for the new Greenville facility. The increase in data processing expenses was primarily due to the conversion of the Company's core data processing system and ATM processor. The increase in other expenses was due to a $ 52,349 increase in expenses related to the acquisition and disposition of assets in the settlement of loans, and increase of $ 43,482 in legal and accounting expenses, an increase of $ 39,273 in insurance expense, and an increase of $17,713 in advertising expense.

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

                                                                     (Continued)

         At September 30, 2004, there have been no material changes to the market risk information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset Liability Management" in the Company's 2003 Annual Report on Form 10-KSB.


ALLOWANCE AND PROVISION FOR LOAN LOSSES

         The allowance for loan losses was 1.36% of loans, net of unearned income, as of September 30, 2004 compared to 1.56% as of December 31, 2003. The provision for loan losses was $800,000 and $589,000 for the nine months ended
September 30, 2004 and 2003, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the probable losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS

         Commercial, financial and agricultural loans made up 18% of the total loan portfolio as of September 30, 2004, totaling $31,002,504 compared to 20%, or $30,500,112 as of December 31, 2003. Loans secured by real estate for construction and land development totaled $34,512,685 or 20% of the total loan portfolio compared to 11%, or $15,814,092, as of December 31, 2003. All other loans secured by real estate totaled $97,488,339 or 58% of the total loan portfolio as of September 30, 2004 compared to 63%, or $94,391,575 as of December 31, 2003. Installment loans and other consumer loans to individuals comprised 4% of the total loan portfolio totaling $6,911,657 compared to 6%, or $ 9,690,934, as of December 31, 2003.

         During the nine months ended September 30, 2004, the Company sold six assets acquired in settlement of loans with net proceeds of $272,970. The Company also acquired an additional asset during the period with an asset value of $1,091,198. The sale and acquisition of these seven assets increased the real estate assets acquired in settlement of loans to an outstanding balance of $ 1,233,965.

ASSET QUALITY

         Nonperforming assets as a percentage of loans and foreclosed property totaled 2.73% and 1.09% as of September 30, 2004 and December 31, 2003, respectively. Nonperforming assets increased to $4,631,303 as of September 30, 2004 from $1,641,874 at December 31, 2003. The $2,989,429 increase in nonperforming loans is primarily the result of two loan relationships totaling $2,767,784. One relationship was placed on nonaccrual during the first quarter and real estate assets securing the loan have been subsequently foreclosed and acquired by the Company. The second relationship, which was placed on nonaccrual during the third quarter of this year, is secured by first mortgages on real estate property.

OFF-BALANCE SHEET RISK

         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2004, the Bank had issued commitments to extend credit of $27.8 million through various types of lending.

         The commitments generally expire in less than one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $ 1,011,144 at September 30, 2004. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

                                                                     (Continued)

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 436,203 at September 30, 2004. These obligations are payable over several years as shown in
Note 10 to the Financial Statements in the Company's 2003 Annual Report on Form 10-KSB.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At September 30, 2004, the Bank had the ability to borrow up to 15% of assets from the FHLB. $13.5 million of borrowings were outstanding from the FHLB at September 30, 2004. The borrowings bear interest at rates ranging from 1.90% to 4.38%. $11.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The $5.0 million advance reprices every three months. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $775,000 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2004 was $15.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.

     The Bank also has $4,400,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS

        The Company borrowed $2.5 million under a line of credit during the first quarter of 2004. The line is secured by 100% of the stock of the bank. Quarterly payments began on July 2, 2004 with a final payment due April 2, 2009. The line is a variable rate borrowing bearing interest at a rate of Wall Street Journal Prime minus one quarter percentage point. At September 30, 2004, the rate was 4.25%.



CAPITAL RESOURCES

         The capital base for the Company increased by $736,177 for the first nine months of 2004. This net change includes an increase to equity as a result net income of $826,187, and unrealized gain on investment securities of $41,337. The capital base decreased as a result of cash dividends declared during the first three quarters totaling $129,947 and cash paid in lieu of fractional shares in the amount of $1,400. The Company's equity to asset ratio was 5.10% on September 30, 2004, as compared to 5.59% on December 31, 2003.

         The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of September 30, 2004, the Company and Bank exceeded the capital requirement levels to be adequately capitalized.


                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                              Well                      Adequately
                                                                                           Capitalized                 Capitalized
                                                                    Actual                 Requirement                 Requirement
                                                                    ------                 -----------                 -----------
                                                             Amount       Ratio        Amount       Ratio         Amount       Ratio
                                                             ------       -----        ------       -----         ------       -----
Company (consolidated)
As of September 30, 2004
Total capital (to risk weighted assets) ..............       $16,023      9.40%        $17,406      10.0%         $13,632      8.0%
Tier 1 capital (to risk weighted assets) .............        10,077      6.10%        $10,224       6.0%         $ 6,816      4.0%
Tier 1 capital (to average assets) ...................        10,077      5.03%        $10,017       5.0%         $ 8,014      4.0%

Bank:
As of September 30, 2004
Total capital (to risk weighted assets) ..............       $18,077     10.62%        $17,019      10.0%         $13,615      8.0%
Tier 1 capital (to risk weighted assets) .............        15,948      9.37%        $10,212       6.0%         $ 6,808      4.0%
Tier 1 capital (to average assets) ...................        15,948      7.97%        $10,007       5.0%         $ 8,006      4.0%

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



ITEM 3.

CONTROLS AND PROCEDURES.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II - OTHER INFORMATION


Item 6. Exhibits

     Exhibits.
     Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit  32    Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:  s/Mason Y. Garrett                               Date: November 12, 2004
     -------------------------------------------            -----------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                  Date: November 12, 2004
     -------------------------------------------            -----------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index



     Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32     Certifications pursuant to 18 U.S.C. Section 1350