Form 10KSB
period 2004-12-31
GRANDSOUTH BANCORPORATION
filed 2005-03-31
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                File Number 000-31937

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

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $10,909,630.

     There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2005, was approximately $9,353,244. (In the absence of an active trading market for the Registrant's common equity, book value is used as a proxy for market value.) For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 31, 2005, there were 2,382,357 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2004 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      8
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Securities ...........      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      *
Item 7   Financial Statements ...........................................      *
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 8A  Controls and Procedures ........................................     10
Item 8B  Other Information ..............................................     10
                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     11
Item 10  Executive Compensation .........................................     **
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     11
Item 12  Certain Relationships and Related Transactions .................     **
                                     Part IV
Item 13  Exhibits .......................................................     12
Item 14  Principal Accountant Fees and Services .........................     **

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2004.

**Incorporated by reference to the  Registrant's  Proxy  Statement  for the 2005
  Annual Meeting of Shareholders

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


         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans, including repayment risks and value of collateral; adequacy of the allowance for loan losses; dependence on senior management; and recently-enacted or proposed legislation. Statements contained in this report regarding the demand for GrandSouth Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

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

         At March 1, 2005, the Bank employed 31 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2004. At that time, 25 banks, and savings banks with 153 branch locations competed in Greenville County for aggregate deposits of approximately $7.4 billion.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was enacted in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

         From its opening until July 2003, the Bank also operated in a building in Simpsonville, South Carolina. That office is also leased from Blake P. Garrett, Jr., as Trustee, for $3,000 per month for three years with two five year renewal options. Mason Y. Garrett is a 10.3% partner in the partnership. This office was closed in July 2003, and the lease terminated in September 2004.

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

           No matters were submitted to a vote of security holders in the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities.

         Although the common stock of the Company is traded from time to time on an individual basis, no active trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System. During 2004, management is aware of a few transactions in which the Company's common stock has been transferred in a range of $6.51 to $8.96 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock. Prices above have been adjusted for 10% stock dividends declared in January 2004 and February 2005.

         As of March 1, 2005, there were approximately 566 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company did not pay any cash dividends prior to 2003. In 2003, the Company paid cash dividends totaling $.04 per share. In 2004, the Company paid cash dividends totaling $.08 per share. The dividend policy of the Company as well as the Bank is subject to the discretion of their respective Boards of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. South Carolina banking regulations restrict the amount of cash dividends that can be paid to the Company by the Bank, and all of the Bank's cash dividends to the Company are subject to the prior approval of the South Carolina Commissioner of Banking.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Sales of Unregistered Securities

         The Company did not sell any securities during the year ended December 31, 2004.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2004. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2004 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2004 Annual Report to Shareholders are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Commission for the 2005 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Directors serve for a one year term, or until their successors are elected and qualify to serve.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its Board (the Company's entire Board of Directors functions as the Audit Committee). After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as a director and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's Board. The Company's Board is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the Board believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its Board.

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


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders                303,709                      4.26                         26,621

Equity compensation
plans not approved
by security holders                   -                         -                              -
                                -------                      ----                         ------
                                303,709                      4.26                         26,621
Total

The number of shares subject to outstanding options, exercise prices and number of shares remaining available for future issuance of options have been restated to reflect the 5% stock dividends declared in January 2003 and the 10% stock dividends declared in January 2004 and February 2005.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.


Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.                Description
-----------                -----------

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      1998 Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
13                        Portions of the Annual Report to Shareholders  for the
                           Year Ended December 31, 2004
21                        Subsidiaries of Registrant (2)
31.1                      Rule 13a-14(a)/15d-14(a) Certifications
31.2                      Rule 13a-14(a)/15d-14(a) Certifications
32                        18 U.S.C. Section 1350 Certifications

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

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "-- Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 31, 2005             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March __, 2005
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 31, 2005
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 31, 2005
--------------------------------
Harold E. Garrett

                                         Chairman, Director                                 March __, 2005
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 31, 2005
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 31, 2005
--------------------------------
Baety O. Gross

--------------------------------         Director                                           March __, 2005
S. Hunter Howard, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
4.1                       Form of Common Stock Certificate (2)
10.1                      1998 Stock Option Plan (2)
10.2                      Form of Stock Option Agreement (2)
10.3                      Form of 10-Year Variable Rate Convertible Subordinated
                          Debenture (3)
10.4                      Executive Supplemental Retirement Plan Executive
                           Agreement with Ronald K. Earnest (4)
13                        Portions of the Annual Report to Shareholders  for the
                           Year Ended December 31, 2004
21                        Subsidiaries of Registrant (2)
31.1                      Rule 13a-14(a)/15d-14(a) Certifications
31.2                      Rule 13a-14(a)/15d-14(a) Certifications
32                        18 U.S.C. Section 1350 Certifications
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to exhibits to Form 10-QSB for the quarter ended March 31, 2001.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.