Form 10QSB
period 2005-03-31
GRANDSOUTH BANCORPORATION
filed 2005-05-16
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2005

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

                        Commission File Number 000-31937


                            GRANDSOUTH BANCORPORATION
        (Exact Name of Small business issuer as specified in its Charter)


                   Incorporated in the State of South Carolina
                I.R.S. Employer Identification Number 57-1104394


                      381 Halton Road, Greenville, SC 29607
                    (Address of Principal Executive Offices)


                                 (864) 770-1000
                (Issuer's Telephone Number, including Area Code)



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
2,382,145  Shares Outstanding on May 1, 2005

Transitional Small Business Disclosure Format (check one): Yes  [  ]    No  [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets .................................   3
             Consolidated Statements of Income ...........................   4
             Consolidated Statements of Stockholders' Equity .............   5
             Consolidated Statements of Cash Flows .......................   6
             Notes to Unaudited Consolidated Financial Statements ........   7

Item 2.      Management's Discussion and Analysis or Plan of Operation ...  11

Item 3.      Controls and Procedures .....................................  17

PART II. OTHER INFORMATION

Item 6.      Exhibits ....................................................  17

SIGNATURES ...............................................................  18

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                    (Unaudited)          (Audited)
                                                                                                      March 31,         December 31,
                                                                                                        2005               2004
                                                                                                        ----               ----
ASSETS
   Cash and due from banks .............................................................            $   1,859          $   2,544
   Federal funds sold ..................................................................               13,646              3,424
   Investment securities available for sale ............................................               17,553             16,351
   Other investments, at cost ..........................................................                1,023                955
   Loans, net ..........................................................................              176,502            174,165
   Property and equipment, net .........................................................                3,573              3,629
   Bank owned life insurance ...........................................................                4,276              4,247
   Assets acquired in settlement of loans ..............................................                  881                881
   Other assets ........................................................................                1,610              1,734
                                                                                                    ---------          ---------
       Total assets ....................................................................            $ 220,923          $ 207,930
                                                                                                    =========          =========

 LIABILITIES
   Deposits
     Noninterest bearing ...............................................................              $11,912          $   8,818
     Interest bearing ..................................................................              177,269            167,328
                                                                                                    ---------          ---------
       Total deposits ..................................................................              189,181            176,146
   Federal Home Loan Bank advances .....................................................               13,500             13,500
   Convertible Subordinated Debentures .................................................                3,500              3,500
   Other Borrowings ....................................................................                2,500              2,500
   Other liabilities ...................................................................                1,150              1,487
                                                                                                    ---------          ---------
       Total liabilities ...............................................................              209,831            197,133
                                                                                                    ---------          ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized, 2,382,145 shares
      issued at March 31, 2005 and 2,382,357 issued at December 31, 2004 ...............               10,840             10,840
   Retained earnings ...................................................................                  457                  -
   Accumulated other comprehensive gain (loss) .........................................                 (205)               (43)
                                                                                                    ---------          ---------
       Total stockholders' equity ......................................................               11,092             10,797
                                                                                                    ---------          ---------
       Total liabilities and stockholders' equity ......................................            $ 220,923          $ 207,930
                                                                                                    =========          =========


            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                           2005               2004
                                                                                                           ----               ----
INTEREST INCOME
   Loans, including fees ...................................................................          $    2,947          $    2,175
   Investment securities ...................................................................                 147                 117
   Federal funds sold and securities purchased under agreements to resell ..................                  41                   8
                                                                                                      ----------          ----------
       Total interest income ...............................................................               3,135               2,300
                                                                                                      ----------          ----------
INTEREST EXPENSE
   Deposits ................................................................................          $    1,047          $      705
   Federal Home Loan Bank advances .........................................................                 124                  92
   Subordinated notes and other borrowings .................................................                  79                  18
                                                                                                      ----------          ----------
Total interest expense .....................................................................               1,250                 815
                                                                                                      ----------          ----------
NET INTEREST INCOME ........................................................................               1,885               1,485
PROVISION FOR LOAN LOSSES ..................................................................                 225                 350
                                                                                                      ----------          ----------
       Net interest income after provision for loan losses .................................               1,660               1,135
                                                                                                      ----------          ----------
NONINTEREST INCOME
   Service charges on deposit accounts .....................................................                  69                  64
   Other service charges, commissions and fees .............................................                  69                  20
                                                                                                      ----------          ----------
       Total noninterest income ............................................................                 138                  84
                                                                                                      ----------          ----------
NONINTEREST EXPENSES
   Salaries and employee benefits ..........................................................                 596                 518
   Net occupancy ...........................................................................                 135                 135
   Data processing .........................................................................                  73                  86
   Other ...................................................................................                 196                 192
                                                                                                      ----------          ----------
       Total noninterest expenses ..........................................................               1,000                 931
                                                                                                      ----------          ----------
   Income before income taxes ..............................................................                 798                 288
   Provision for income taxes ..............................................................                 295                 104
                                                                                                      ----------          ----------
       Net income ..........................................................................          $      503          $      184
                                                                                                      ==========          ==========

   Average shares outstanding* .............................................................           2,382,145           2,382,145
                                                                                                      ==========          ==========
   Average shares outstanding - diluted* ...................................................           3,212,527           3,185,523
                                                                                                      ==========          ==========
PER SHARE
   Net income* .............................................................................          $      .21          $      .08
                                                                                                      ==========          ==========
   Net income - diluted* ...................................................................          $      .16          $      .06
                                                                                                      ==========          ==========


* The Company issued a ten percent common stock dividend on January 22, 2004 and a ten percent common stock dividend on February 28, 2005. Weighted average common shares outstanding and earnings per share have been adjusted to reflect the stock dividends. See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Common stock                               Accumulated
                                                               ------------                              other compre-
                                                        Number                                              hensive
                                                         of                                Retained          income
                                                        shares            Amount           earnings          (loss)          Total
                                                        ------            ------           --------          ------          -----

BALANCE, JANUARY 1, 2004 ......................       2,165,779          $ 9,695             $  -            $ (54)         $ 9,641

Net income for period .........................                                               184                               184

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ............                                                                 77               77
                                                                                                             -----          -------
   Comprehensive income .......................                                                                                 261
Cash in lieu of fractional shares .............                               (1)                                                (1)
Cash dividend ($.02) per share ................                              (44)                                               (44)


                                                      ---------          -------             ----            -----          -------
BALANCE, MARCH 31, 2004 .......................       2,165,779          $ 9,650             $184            $  23          $ 9,857
                                                      =========          =======             ====            =====          =======

BALANCE, JANUARY 1, 2005 ......................       2,382,357          $10,840             $  -            $ (43)         $10,797

Net income for period .........................                                               503                               503

Comprehensive loss, net of tax
   Net change in unrealized gain on
     securities available for sale ............                                                               (162)            (162)
                                                                                                             -----          -------
   Comprehensive income .......................                                                                                 341

Cash in lieu of fractional shares .............            (212)                               (2)                               (2)
Cash dividend ($.02) per share ................                                               (44)                              (44)

                                                      ---------          -------             ----            -----          -------

BALANCE, MARCH 31, 2005 .......................       2,382,145          $10,840             $457            $(205)         $11,092
                                                      =========          =======             ====            =====          =======










            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                       Three months ended March 31,
                                                                                                          2005              2004
                                                                                                          ----              ----
OPERATING ACTIVITIES
   Net income ..................................................................................      $    503          $    184
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses .................................................................           225               350
     Depreciation ..............................................................................            75                79
     Investment amortization ...................................................................            16                27
     Gain on sale of investment securities available for sale ..................................           (18)                -
     Accretion of bank owned life insurance ....................................................           (29)               (9)
     Write-down of assets acquired in settlement of loans ......................................             -                22
     Decrease in accrued interest receivable ...................................................            13                30
     Decrease (Increase) in other assets .......................................................           206               (56)
     Decrease in other liabilities .............................................................          (336)         $ (1,163)
                                                                                                      --------          --------
         Net cash provided (used) by operating activities ......................................           655              (536)
                                                                                                      --------          --------

INVESTING ACTIVITIES
   Increase in Federal funds sold ..............................................................       (10,222)           (8,871)
   Proceeds from maturities of investment securities available for sale ........................           497               653
   Purchase of investment securities available for sale ........................................        (2,916)                -
   Purchase of Federal Home Loan Bank stock ....................................................           (68)                -
   Proceeds from redemption of Federal Home Loan Bank Stock ....................................             -               155
   Proceeds from sales of investment securities ................................................           962                 -
   Proceeds from sale of assets acquired in settlement of loans ................................             -               165
   Net increase in loan balances ...............................................................        (2,562)           (5,921)
   Increase in assets acquired in settlement of loans ..........................................             -               (66)
   Purchase of property and equipment ..........................................................           (19)              (16)
                                                                                                      --------          --------
         Net cash used for investing activities ................................................       (14,328)          (13,901)
                                                                                                      --------          --------

FINANCING ACTIVITIES
   Net decrease in Federal Home Loan Bank Advances .............................................             -             3,100)
   Proceeds from other borrowings ..............................................................             -             2,500
   Dividends paid ..............................................................................           (44)              (44)
   Cash paid in lieu of fractional shares ......................................................            (2)               (1)
   Net increase in deposits ....................................................................        13,034            15,808
                                                                                                      --------          --------
         Net cash provided by financing activities .............................................        12,988            15,163
                                                                                                      --------          --------
         Increase (Decrease) in cash and cash equivalents ......................................          (685)              726

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................         2,544             2,047
                                                                                                      --------          --------

CASH AND CASH EQUIVALENTS,  END OF PERIOD ......................................................      $  1,859          $  2,773
                                                                                                      ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase (Decrease) in net unrealized gains on securities available for sale ................      $   (162)         $     77
                                                                                                      ========          ========


            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

NOTE 2 - ORGANIZATION

         GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2000 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees, and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The unauditedconsolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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









                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2005 and 2004 (in thousands, except share data).

                                                                                      Income             Shares          Per-share
                                                                                   (numerator)        (denominator)        amount
                                                                                   -----------        -------------        ------
For the three months ended March 31, 2005
      Basic net income per common share
         Income available to common stockholders .........................             $503            2,382,145            $.21
         Effect of dilutive instruments:
            Stock options ................................................                -              146,267               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................               18              684,115               -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................             $521            3,212,527            $.16
                                                                                       ====            =========            ====

For the three months ended March 31, 2004
      Basic net income per common share
         Income available to common stockholders .........................             $184            2,382,145            $.08
         Effect of dilutive instruments:
            Stock options ................................................                -              119,263               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................               11              684,115               -
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................             $195            3,185,523            $.06
                                                                                       ====            =========            ====


The Company issued a ten percent common stock dividend on January 22, 2004 and a ten percent common stock dividend on February 28, 2005. Weighted average common shares outstanding have been adjusted to reflect the stock dividends.







                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In  December  2004,  the FASB  issued  SFAS  No.  123  (revised  2004),
"Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

         In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretive guidance related to the interaction between Statement No.123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123R.


         In December 2003, the FASB issued FIN No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

     In  November  2003,  the  Emerging  Issues  Task Force  ("EITF")  reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly the EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance on quantitative and qualitative disclosures. The disclosure requirements of EITF No. 03-1 are effective for annual financial statements for fiscal years ending after June 15, 2004. The effective date for the measurement and recognition guidance of EITF No. 03-1 has been delayed. The FASB staff has issued a proposed Board-directed FASB Staff Position ("FSP"), FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of Issue No. 03-1." The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for


                                                                     (Continued)
other-than-temporary impairment under the measurement and recognition requirements of EITF No. 03-1. The delay of the effective date for the measurement and recognition requirements of EITF No. 03-1 will be superseded concurrent with the final issuance of FSP EITF 03-1-a. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

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

                                                                                                     Three months ended March,
                                                                                                     -------------------------
                                                                                                  2005                      2004
                                                                                                  ----                      ----


Net income, as reported ..........................................................             $   503,328              $   183,694
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .................................                 (13,425)                 (13,425)
                                                                                               -----------              -----------

Pro forma net income .............................................................             $   489,903              $   170,269
                                                                                               ===========              ===========

Net income per common share:
         Basic - as reported .....................................................             $       .21              $      0.08
                                                                                               ===========              ===========
         Basic - pro forma .......................................................             $       .21              $      0.07
                                                                                               ===========              ===========

         Diluted - as reported ...................................................             $       .16              $      0.06
                                                                                               ===========              ===========
         Diluted - pro forma .....................................................             $       .15              $      0.05
                                                                                               ===========              ===========








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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2004 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three month period March 31, 2005 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company's 2004 Form 10-KSB.

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

     The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Allowance and Provision for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2004 Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.



                                                                     (Continued)

RESULTS OF OPERATIONS

         The Company's net income for the first quarter of 2005 was $503,328, or $0.16 per diluted share, compared to $183,694, or $0.06 per diluted share, for the first quarter of 2004.

NET INTEREST INCOME

         Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,885,149 and $1,484,908 for the three months ended March 31, 2005 and 2004, respectively.

         Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

         Average interest-earning assets for the first quarter of 2005 increased by $32.2 million or 19.1% over the same period in 2004, while average interest-bearing liabilities increased by $35.2 million or 22.7% comparing the first quarter of 2005 with the first quarter of 2004. The bank hired several key production employees during 2004. This has been the major contributing factor to the increase in earning assets and deposits.

                                                                  Average Balances, Income and Expenses, and Rates
                                                                        For the three months ended March 31,
                                                                        ------------------------------------
                                                             2005                                           2004
                                                             ----                                           ----
                                         Average            Income/    Annualized        Average           Income/       Annualized
                                          balance           expense     yield/rate        balance          expense       yield/rate
                                          -------           -------     ----------        -------          -------       ----------
                                                                       (Dollars in thousands)

Federal funds sold ................   $       7,142     $          47        2.63%    $       3,999     $           9         0.90%
Investment securities .............          17,184               141        3.28%           14,239               116         3.26%
Loans .............................         176,742             2,947        6.67%          150,611             2,175         5.78%
                                      -------------     -------------        ----     -------------     -------------         ----
     Total earning assets .........   $     201,067             3,135        6.24%    $     168,849             2,300         5.45%
                                      =============     -------------                 =============

Total interest-bearing
     deposits .....................         170,908             1,066        2.50%          142,352               705         1.98%
FHLB advances .....................          13,500               124        3.67%            9,250                92         4.00%
Other borrowings ..................           6,000                60        4.20%            3,582                18         2.02%
                                      -------------     -------------        -----    -------------     -------------         ----
   Total interest bearing
       liabilities ................   $     190,408             1,250        2.63%    $     155,184               815         2.10%
                                      =============     -------------        ----     =============     -------------         ----
Net interest spread ...............                                          3.61%                                            3.35%
Net interest income/margin ........                     $       1,885        3.75%                      $       1,485         3.52%
                                                        =============        ====                       =============         ====










                                                                     (Continued)


<

     As reflected above, for the first three months of 2005 the average yield on earning assets amounts amounted to 6.24%, while the average cost of interest-bearing liabilities was 2.63%. For the same period of 2004, the average yield on earning assets was 5.45% and the average cost of interest-bearing liabilities was 2.10%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a gradual increase in short term interest rates beginning in June of 2004 and continuing into 2005. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the period ended March 31, 2005 was 3.75% and for 2004 was 3.52%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve.

     The following table reflects changes in the Company's net interest income which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to the effect of the increased volume of earning assets and interest bearing liabilities and the effect of the increase in rates on earning assets being greater than the increase in rates on interest bearing liabilities.

                   Analysis of Changes in Net Interest Income

                                                                                                For the three months ended
                                                                                                March 31, 2005 versus 2004
                                                                                                --------------------------
                                                                                          Volume            Rate         Net change
                                                                                          ------            ----         ----------
                                                                                                   (Dollars in thousands)

Federal funds sold ...........................................................            $   7            $  31          $  38
Investment securities ........................................................               24                1             25
Loans ........................................................................              378              394            772
                                                                                          -----            -----          -----
       Total earning assets ..................................................              409              426            835
Interest-bearing deposits ....................................................            $(140)           $(221)         $(361)
FHLB advances ................................................................              (43)              11            (32)
Other borrowings .............................................................              (11)             (31)           (42)
                                                                                          -----            -----          -----
       Total interest on interest-bearing liabilities ........................             (194)            (241)          (435)
                                                                                          -----            -----          -----
Net interest income ..........................................................            $ 215            $ 185          $ 400
                                                                                          =====            =====          =====





NONINTEREST INCOME
     Noninterest income was $137,660 and $84,499 for the three months ended March 31, 2005 and 2004, respectively. This increase primarily resulted from an increase in value of bank owned life insurance of $29,435 and an increase in gains from the sale of investment securities of $17,919.





                                                                     (Continued)

NONINTEREST EXPENSES
         Noninterest expenses for the three months ended March 31, 2005 and 2004 were $999,859 and $931,201, respectively. This increase of $68,658 was primarily due to an increase of $77,781 in salaries and employee benefits, and a decrease of $12,267 in data processing expenses. The increase in salaries and employee benefits is the result of an increase in expense related to the hiring of several key employees during 2004 and normal salary increases. The decrease in data processing expenses is related to one time expenses incurred for the conversion of the Company's core data processing system during 2004.

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

ALLOWANCE AND PROVISION FOR LOAN LOSSES
         The allowance for loan losses was 1.33% of loans, net of unearned income, as of March 31, 2005 compared to 1.30% as of December 31, 2004. The provision for loan losses was $225,000 and $350,000 for the three months ended March 31, 2005 and 2004, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS
         Commercial, financial and agricultural loans made up 20% of the total loan portfolio as of March 31, 2005, totaling $35,614,296 compared to 19%, or $33,644,407 as of December 31, 2004. Loans secured by real estate for construction and land development totaled $41,633,152 or 23% of the total loan portfolio compared to 22%, or $39,170,054, as of December 31, 2004. All other loans secured by real estate totaled $95,713,973 or 53% of the total loan portfolio as of March 31, 2005 compared to 55%, or $96,983,830 as of December 31, 2004. Installment loans and other consumer loans to individuals comprised 3% of the total loan portfolio totaling $5,919,829 compared to 4%, or $6,659,750, as of December 31, 2004.

ASSET QUALITY
         Nonperforming assets and foreclosed property as a percentage of loans totaled 1.44% and 1.34% as of March 31, 2005 and December 31, 2004, respectively. Nonperforming assets increased to $2,596,615 as of March 31, 2004 from $2,378,097 at December 31, 2004. The $218,518 increase in nonperforming loans is primarily the result of one loan totaling $ 297,556 placed on nonaccrual during the quarter which is fully secured by a first mortgage on real estate property.






                                                                     (Continued)

OFF-BALANCE SHEET RISK
         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2005, the Bank had issued commitments to extend credit of $24.5 million through various types of lending.

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,027,619 at March 31, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $ 374,403 at March 31, 2005. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2004 Annual Report on Form 10-KSB.

LIQUIDITY
   Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At March 31, 2005, the Bank had the ability to borrow up to 15% of assets from the FHLB. $13.5 million of borrowings were outstanding from the FHLB at March 31, 2005. The borrowings bear interest at rates ranging from 3.04% to 4.38%. $11.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The $5.0 million advance reprices every three months. The FHLB requires that securities, qualifying single family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $1,023,300 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2005 was $13.5 million. The Bank believes that it could obtain additional borrowing capacity from the FHLB by identifying additional qualifying collateral that could be pledged.



                                                                     (Continued)

     The Bank also has $7,400,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS
     The Company borrowed $2.5 million under a line of credit during the first quarter of 2004. The line is secured by 100% of the stock of the bank. Quarterly payments began on July 2, 2004 with a final payment due April 2, 2009. The line bears interest at a variable rate of Wall Street Journal Prime minus one quarter percentage point. At March 31, 2005, the rate was 5.50%.


CAPITAL RESOURCES
         The capital base for the Company increased by $295,060 for the first three months of 2005. This net change includes an increase to equity for net income of $503,328, and unrealized loss on investment securities of $163,183. The capital base decreased as a result of a cash dividend declared during the first quarter totaling $43,315 and cash paid in lieu of fractional shares in the amount of $1,770. The Company's equity to asset ratio was 5.02% on March 31, 2005, as compared to 5.19% on December 31, 2004.

         The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2005, the Company and Bank exceed the capital requirement levels that are to be maintained.


                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                  Adequately
                                                                                          Capitalized             Capitalized
                                                                     Actual               Requirement             Requirement
                                                                     ------               -----------             -----------
                                                              Amount         Ratio    Amount       Ratio        Amount       Ratio
                                                              ------         -----    ------       -----        ------       -----
Company (consolidated)
As of March 31, 2005
Total capital (to risk weighted assets) ..............       $17,107         9.26%    $18,474       10.0%     $14,779       8.0%
Tier 1 capital (to risk weighted assets) .............        11,297         6.12%    $11,084        6.0%     $ 7,390       4.0%
Tier 1 capital (to average assets) ...................        11,297         5.26%    $10,746        5.0%     $ 8,597       4.0%
Bank:
As of March 31, 2005
Total capital (to risk weighted assets) ..............       $19,331        10.46%    $18,474       10.0%     $14,779       8.0%
Tier 1 capital (to risk weighted assets) .............        17,021         9.21%    $11,084        6.0%     $ 7,390       4.0%
Tier 1 capital (to average assets) ...................        17,021         7.92%    $10,746        5.0%     $ 8,597       4.0%

                                                                     (Continued)

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




   GRANDSOUTH BANCORPORATION
    Registrant



By:  s/Mason Y. Garrett                                   Date: May 13, 2005
     -------------------------------------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                      Date: May 13, 2005
     -------------------------------------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index



Exhibit 31.1  Certifications  of Chief Executive  Officer  pursuant to 17 C.F.R.
              Section 240.13a-14(a)

Exhibit 31.2  Certifications  of Chief Financial  Officer  pursuant to 17 C.F.R.
              Section 240.13a-14(a)

Exhibit 32    Certifications pursuant to 18 U.S.C. Section 1350