Form 10QSB
period 2005-06-30
GRANDSOUTH BANCORPORATION
filed 2005-08-12
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005

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


Common Stock - No Par Value
2,382,145  Shares Outstanding on August 9, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB


                                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ......................................    3
                  Consolidated Statements of Income ................................    4
                  Consolidated Statements of Stockholders' Equity ..................    5
                  Consolidated Statements of Cash Flows ............................    6
                  Notes to Unaudited Consolidated Financial Statements .............    7

Item 2.           Management's Discussion and Analysis or Plan of Operation ........   13

Item 3.           Controls and Procedures ..........................................   21

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ..............   21

Item 6.           Exhibits .........................................................   21

SIGNATURES .........................................................................   22

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                  (Unaudited)            (Audited)
                                                                                                    June 30,            December 31,
                                                                                                      2005                  2004
                                                                                                      ----                  ----
ASSETS
   Cash and due from banks .............................................................            $   5,757             $   2,544
   Federal funds sold ..................................................................                2,984                 3,424
   Investment securities available for sale ............................................               25,119                16,351
   Other investments, at cost ..........................................................                1,113                   955
   Loans, net ..........................................................................              185,116               174,165
   Property and equipment, net .........................................................                4,116                 3,629
   Bank owned life insurance ...........................................................                4,322                 4,247
   Assets acquired in settlement of loans ..............................................                  936                   881
   Other assets ........................................................................                2,561                 1,734
                                                                                                    ---------             ---------
       Total assets ....................................................................            $ 232,024             $ 207,930
                                                                                                    =========             =========

 LIABILITIES
   Deposits
     Noninterest bearing ...............................................................            $  10,747             $   8,818
     Interest bearing ..................................................................              185,922               167,328
                                                                                                    ---------             ---------
       Total deposits ..................................................................              196,669               176,146
   Federal Home Loan Bank advances .....................................................               15,500                13,500
   Convertible Subordinated Debentures .................................................                3,500                 3,500
   Other Borrowings ....................................................................                3,500                 2,500
   Other liabilities ...................................................................                1,192                 1,487
                                                                                                    ---------             ---------
       Total liabilities ...............................................................              220,361               197,133
                                                                                                    ---------             ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 2,382,145 shares issued
       at June 30, 2005 and 2,382,357 issued at December 31, 2004 ......................               10,840                10,840
   Retained earnings ...................................................................                  974                     -
   Accumulated other comprehensive gain (loss) .........................................                 (151)                  (43)
                                                                                                    ---------             ---------
       Total stockholders' equity ......................................................               11,663                10,797
                                                                                                    ---------             ---------
       Total liabilities and stockholders' equity ......................................            $ 232,024             $ 207,930
                                                                                                    =========             =========

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                           (Unaudited)                           (Unaudited)
                                                                        Three Months Ended                     Six Months Ended
                                                                             June 30                               June 30
                                                                             -------                               -------
                                                                       2005             2004                2005             2004
                                                                       ----             ----                ----             ----
Interest income
   Loans, including fees ...................................        $    3,513        $    2,355        $    6,460        $    4,530
   Investment securities ...................................               222               119               369               236
   Federal funds sold ......................................                49                17                90                25
                                                                    ----------        ----------        ----------        ----------
       Total interest income ...............................             3,784             2,491             6,919             4,791

Interest expense
   Deposits ................................................             1,258               763             2,324             1,468
   Federal Home Loan Bank advances .........................               138                98               262               191
   Subordinated notes and other borrowings .................                87                42               147                59
                                                                    ----------        ----------        ----------        ----------
       Total interest expense ..............................             1,483               903             2,733             1,718

   Net interest income .....................................             2,301             1,588             4,186             3,073
Provision for loan losses ..................................               275               225               500               575
                                                                    ----------        ----------        ----------        ----------
   Net interest income after provision .....................             2,026             1,363             3,686             2,498
                                                                    ----------        ----------        ----------        ----------
   Noninterest income
   Service charges on deposit accounts .....................                81                73               150               137
   Gain on sale of investments .............................                 -                 -                18                 -
   Other ...................................................                68                23               119                43
                                                                    ----------        ----------        ----------        ----------
       Total noninterest income ............................               149                96               287               180
                                                                    ----------        ----------        ----------        ----------
   Noninterest expense
   Salaries and employee benefits ..........................               709               536             1,305             1,054
   Occupancy and equipment .................................               142               149               277               284
   Data processing .........................................                81                86               154               173
   Real estate and loan ....................................                85                21                90                56
   Postage and supplies ....................................                48                41                75                70
   Other ...................................................               214               174               378               301
                                                                    ----------        ----------        ----------        ----------
       Total noninterest expense ...........................             1,279             1,007             2,279             1,938
                                                                    ----------        ----------        ----------        ----------
Income before income taxes .................................               896               452             1,694               740
                                                                    ----------        ----------        ----------        ----------
Income tax expense .........................................               332               166               627               270
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $      564        $      286        $    1,067        $      470
                                                                    ==========        ==========        ==========        ==========
Weighted average common shares outstanding:
     Basic*
     Diluted* ..............................................         2,382,145         2,382,145         2,382,145         2,382,145
                                                                     3,223,957         3,198,053         3,214,920         3,192,375
Per share
   Net income* .............................................        $     0.24        $     0.12        $     0.45        $     0.20
                                                                    ==========        ==========        ==========        ==========
   Net income - diluted* ...................................        $     0.18        $     0.10        $     0.34        $     0.15
                                                                    ==========        ==========        ==========        ==========

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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Common stock                     Accumulated
                                                                          ------------                    other compre-
                                                                    Number                                   hensive
                                                                      of                        Retained      income
                                                                    shares         Amount       earnings      (loss)         Total
                                                                    ------         ------       --------      ------         -----

BALANCE, JANUARY 1, 2004 ......................................    2,165,779    $    9,695     $       -    $      (54)  $    9,641

Net income for period .........................................                                      470                        470

Comprehensive income, net of tax
   Net change in unrealized loss on
     securities available for sale ............................                                                   (204)        (204)
                                                                                                            ----------   ----------
   Comprehensive income .......................................                                                                 266
Cash in lieu of fractional shares .............................                                       (1)                        (1)
Cash dividend ($.04) per share ................................                                      (88)                       (88)


                                                                   ---------    ----------    ----------    ----------   ----------
BALANCE, JUNE 30, 2004 ........................................    2,165,779    $    9,695    $      381    $     (258)  $    9,818
                                                                  ==========    ==========    ==========    ==========   ==========

BALANCE, JANUARY 1, 2005 ......................................    2,382,357    $   10,840     $       -    $      (43)  $   10,797

Net income for period .........................................                                    1,067                      1,067

Comprehensive loss, net of tax
   Unrealized holding gains arising during
     period, net of tax effect of $(57) .......................                                                    (97)         (97)
   Less:  reclassification adjustment for gains
     included in net income, net of tax effect of $7 ..........                                                    (11)         (11)
                                                                                                            ----------   ----------
   Total other comprehensive loss .............................                                                                (108)
                                                                                                                         ----------
Comprehensive income ..........................................                                                                 959
                                                                                                                         ==========
Cash in lieu of fractional shares .............................         (212)                         (2)                       (2)
Cash dividend ($.04) per share ................................                                      (91)                      (91)


                                                                   ---------    ----------    ----------    ----------   ----------
BALANCE, JUNE 30, 2005 ........................................    2,382,145    $   10,840    $      974    $     (151)  $   11,663
                                                                  ==========    ==========    ==========    ==========   ==========





            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                          Six months ended June 30,
                                                                                                          -------------------------
                                                                                                          2005                2004
                                                                                                          ----                ----
OPERATING ACTIVITIES
   Net income ..............................................................................           $  1,067            $    470
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses .............................................................                500                 575
     Depreciation ..........................................................................                157                 164
     Investment amortization ...............................................................                 11                  66
     Gain on sale of investment securities available for sale ..............................                (18)                  -
     Accretion of bank owned life insurance ................................................                (75)                (19)
     Write-down of assets acquired in settlement of loans ..................................                 25                  30
     Increase in accrued interest receivable ...............................................               (213)                (31)
     Decrease in accrued interest payable ..................................................                (36)                 (2)
     Increase in other assets ..............................................................               (551)                (48)
     Decrease in other liabilities .........................................................               (259)             (1,152)
                                                                                                       --------            --------
         Net cash provided by operating activities .........................................                608                  53
                                                                                                       --------            --------

INVESTING ACTIVITIES
   Principal paydowns on mortgage-backed investment securities
     available for sale ....................................................................              1,172               1,665
   Purchase of investment securities available for sale ....................................            (11,066)             (4,029)
   Purchase of Federal Home Loan Bank stock ................................................               (158)                (95)
   Proceeds from sales of investment securities ............................................                962                   -
   Proceeds from sale of assets acquired in settlement of loans ............................                  -                 214
   Net increase in loan balances ...........................................................            (11,531)            (15,822)
   Purchase of property and equipment ......................................................               (644)                (70)
                                                                                                       --------            --------
         Net cash used for investing activities ............................................            (21,265)            (18,137)
                                                                                                       --------            --------
FINANCING ACTIVITIES
   Net increase in Federal Home Loan Bank Advances .........................................              2,000               1,900
   Net increase in other borrowings ........................................................              1,000               2,500
   Dividends paid ..........................................................................                (91)                (88)
   Cash paid in lieu of fractional shares ..................................................                 (2)                 (1)
   Net increase in deposits ................................................................             20,523              24,412
                                                                                                       --------            --------
         Net cash provided by financing activities .........................................             23,430              28,723
                                                                                                       --------            --------
         Increase in cash and cash equivalents .............................................              2,773              10,639

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................              5,968               3,609
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $  8,741            $ 14,248
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Decrease in net unrealized gains on securities available for sale .......................           $   (171)           $   (204)
                                                                                                       ========            ========
   Loans transferred to assets acquired in settlement of loans .............................           $     80            $     66
                                                                                                       ========            ========
   Loans charged-off, net ..................................................................           $    340            $    601
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

NOTE 2 - ORGANIZATION

           GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 for the purpose of being a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. Common stock and additional paid-in capital amounts have been adjusted as of December 31, 2000 to reflect the par value conversion. The Company presently engages in no business other than that of owning the Bank, has no employees and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The unaudited consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

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



                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended June 30, 2005 and 2004 (in thousands, except share data).

                                                                                       Income              Shares          Per-share
                                                                                     (numerator)        (denominator)        amount
                                                                                     -----------        -------------        ------
For the three months ended June 30, 2005
      Basic net income per common share
         Income available to common stockholders .........................            $     564            2,382,145            $.24
         Effect of dilutive instruments:
            Stock options ................................................                    -              157,697               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                   21              684,115               -
                                                                                      ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................            $     585            3,223,957            $.18
                                                                                      =========            =========            ====
For the three months ended June 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................            $     286            2,382,145            $.12
         Effect of dilutive instruments:
            Stock options ................................................                    -              131,793               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                   21              684,115               -
                                                                                      ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................            $     307            2,198,053            $.10
                                                                                      =========            =========            ====






                                                                     (Continued)

Following is a reconciliation of basic net income per share to diluted net income per share for the six months ended June 30, 2005 and 2004 (in thousands, except share data).

                                                                                         Income             Shares         Per-share
                                                                                      (numerator)        (denominator)       amount
                                                                                      -----------        -------------       ------
For the six months ended June 30, 2005
      Basic net income per common share
         Income available to common stockholders .........................            $   1,067            2,382,145            $.45
         Effect of dilutive instruments:
            Stock options ................................................                    -              148,660               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                   39              684,115               -
                                                                                      ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................            $   1,106            3,214,920            $.34
                                                                                      =========            =========            ====
For the six months ended June 30, 2004
      Basic net income per common share
         Income available to common stockholders .........................            $     470            2,382,145            $.20
         Effect of dilutive instruments:
            Stock options ................................................                    -              126,115               -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ...................................                   22              684,115               -
                                                                                      ---------            ---------            ----
      Diluted net income per common share
         Income available to common stockholders
            plus assumed exercises of stock options ......................            $     492            3,192,375            $.15
                                                                                      =========            =========            ====

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



                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

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



                                                                     (Continued)

NOTE 5-STOCK-BASED COMPENSATION

         The Company has a stock-based employee compensation plan, which is further described in the Company's 2004 Annual Report on Form 10-KSB. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                                          Three months ended June,
                                                                                                          ------------------------
(Dollars in Thousands, except per share data)                                                           2005                 2004
                                                                                                        ----                 ----
Net income, as reported ................................................................               $  564               $   286
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .......................................                  (13)                   (4)
                                                                                                       ------               -------
Pro forma net income ...................................................................               $  551               $   282
                                                                                                       ======               =======
Net income per common share:
         Basic - as reported ...........................................................               $ 0.24               $  0.12
                                                                                                       ======               =======
         Basic - pro forma .............................................................               $ 0.23               $  0.12
                                                                                                       ======               =======
         Diluted - as reported .........................................................               $ 0.18               $  0.10
                                                                                                       ======               =======
         Diluted - pro forma ...........................................................               $ 0.18               $  0.09
                                                                                                       ======               =======

                                                                                                          Six months ended June,
                                                                                                          ----------------------
(Dollars in Thousands, except per share data)                                                          2005                   2004
                                                                                                       ----                   ----

Net income, as reported ..............................................................               $   1,067                $ 470
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects .....................................                     (26)                  (9)
                                                                                                     ---------                -----

Pro forma net income .................................................................               $   1,041                $ 461
                                                                                                     =========                =====

Net income per common share:
         Basic - as reported .........................................................               $    0.45                $0.20
                                                                                                     =========                =====
         Basic - pro forma ...........................................................               $    0.44                $0.19
                                                                                                     =========                =====

         Diluted - as reported .......................................................               $    0.34                $0.15
                                                                                                     =========                =====
         Diluted - pro forma .........................................................               $    0.34                $0.15
                                                                                                     =========                =====

                                                                     (Continued)

NOTE 6-SUBSEQUENT EVENTS

         An offer has been made by the Company to the holders of the debentures to convert the $3.5 million in Convertible Subordinated Debentures to common stock during the third quarter of 2005, which is in advance of the earliest contract redemption date of January 1, 2006. The Company has agreed to pay interest of $52 thousand which is equal to interest that would have been payable through December 31, 2005. As of August 10, 2005, 63% of the principal amount of debentures has accepted the Company's proposal. If all of the debentures had been converted to stock as of June 30, 2005, basic and diluted earnings per share for the quarter would have been $0.17 and $0.16, respectively. Basic and diluted earnings per share year to date would have been $0.34 and $0.32, respectively. The additional capital would have changed the Company's regulatory capital ratios as follows: Tier 1 capital to risk weighted assets ratio would have been 7.37%, and Tier 1 capital to average assets ratio would have been 6.51%.


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



                                                                     (Continued)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2004 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

CRITICAL ACCOUNTING POLICIES

           The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company's 2004 Form 10-KSB.

           Certain accounting policies involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company.

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

RESULTS OF OPERATIONS- Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

           The Company's net income for the second quarter of 2005 was $564 thousand or $0.18 per diluted share, compared to $286 thousand, or $0.10 per diluted share, for the second quarter of 2004.

NET INTEREST INCOME

           Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $2.3 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively.

           Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

           Average interest-earning assets for the second quarter of 2005 increased by $35.9 million or 19.5% over the same period in 2004, while average interest-bearing liabilities increased by $27.1 million or 15.8% comparing the

                                                                     (Continued)
second quarter of 2005 with the second quarter of 2004. The bank hired several key production employees during 2004. This has been the major contributing factor to the increase in earning assets and deposits.

                                                          Average Balances, Income and Expenses, and Rates
                                                                    For the three months ended June 30,
                                                                    -----------------------------------
                                                           2005                                           2004
                                                           ----                                           ----
                                                 Average         Income/     Annualized        Average       Income/     Annualized
                                                 balance         expense     yield/rate        balance       expense      yield/rate
                                                 -------         -------     ----------        -------       -------      ----------
                                                                               (Dollars in thousands)

Federal funds sold ....................        $  7,468         $     57        3.05%         $  9,178       $     21          0.95%
Investment securities .................          34,142              214        2.51%           15,572            115          2.96%
Loans .................................         178,376            3,513        7.88%          159,345          2,355          5.91%
                                               --------         --------        ----          --------       --------          ----
     Total earning assets .............        $219,986            3,784        6.88%         $184,095          2,491          5.41%
                                               ========         --------        ----          ========       --------          ----

Total interest-bearing
     deposits .........................         177,666            1,258        2.83%          156,551            763          1.95%
FHLB advances .........................          14,093              138        3.93%            8,995             98          4.37%
Other borrowings ......................           6,923               87        5.00%            6,000             42          2.78%
                                               --------         --------        ----          --------       --------          ----
   Total interest bearing
       liabilities ....................        $198,682            1,483        2.98%         $171,546            903          2.11%
                                               ========         --------        ----          ========       --------          ----
Net interest spread ...................                                         3.90%                                          3.30%
Net interest income/margin ............                         $  2,301        4.19%                        $  1,588          3.45%
                                                                ========        =====                        ========          ====

           As reflected above, for the second quarter of 2005 the average yield on earning assets amounted to 6.88%, while the average cost of interest-bearing liabilities was 2.98%. For the same period of 2004, the average yield on earning assets was 5.41% and the average cost of interest-bearing liabilities was 2.11%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from July 1, 2004 through June 30, 2005. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the quarter ended June 30, 2005 was 4.19% and for 2004 was 3.45%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve. The improvement in the net interest margin is also attributable to the second quarter 2005 acquisition of $2.4 million in specialty commercial loans which carry a higher than average yield and the significant increase in volume of commercial lines of credit.

           The following table reflects changes in the Company's net interest income, which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to the effect of the increased volume of earning assets and interest bearing liabilities and the effect of the increase in rates on earning assets being greater than the increase in rates on interest bearing liabilities.


                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                For the three months ended
                                                                                                 June 30, 2005 versus 2004
                                                                                                 -------------------------
                                                                                         Volume            Rate           Net change
                                                                                         ------            ----           ----------
                                                                                                   (Dollars in thousands)

Federal funds sold .........................................................            $   (4)            $   39             $   35
Investment securities ......................................................               137                (38)                99
Loans ......................................................................               281                878              1,159
                                                                                        ------             ------             ------
       Total earning assets ................................................               414                879              1,293
Interest-bearing deposits ..................................................            $  103             $  392             $  495
FHLB advances ..............................................................                55                (16)                39
Other borrowings ...........................................................                 7                 39                 46
                                                                                        ------             ------             ------
       Total interest on interest-bearing liabilities ......................               165                415                580
                                                                                        ------             ------             ------
Net interest income ........................................................            $  249             $  464             $  713
                                                                                        ======             ======             ======


NONINTEREST INCOME
           Noninterest income was $149 thousand and $96 thousand for the three months ended June 30, 2005 and 2004, respectively. This increase primarily resulted from an increase in value of bank owned life insurance of $37 thousand.


NONINTEREST EXPENSES
           Noninterest expenses for the three months ended June 30, 2005 and 2004 were $1.3 million and $1.0 million, respectively. This increase of $272 thousand was primarily due to an increase of $173 thousand in salaries and employee benefits, and an increase in real estate and loan expense of $64 thousand. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in real estate and other loan expense is due primarily to maintaining and writing down assets acquired in the settlement of loans.


RESULTS OF  OPERATIONS - Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

       The Company's net income for the first six months of 2005 was $1.1 million, or $0.34 per diluted share, compared to $470 thousand, or $0.15 per diluted share, for the first six months of 2004.


NET INTEREST INCOME
       Net interest income, was $4.2 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively.

       Average interest-earning assets for the first six months of 2005 increased by $29.0 million or 16.4% over the same period in 2004, while average interest-bearing liabilities increased by $31.2 million or 19.1% comparing the first six months of 2005 over the same period in 2004.

                                                                     (Continued)

                                                              Average Balances, Income and Expenses, and Rates
                                                                       For the six months ended June 30,
                                                                       ---------------------------------
                                                           2005                                           2004
                                                           ----                                           ----
                                                 Average         Income/    Annualized        Average          Income/    Annualized
                                                 balance         expense     yield/rate       balance          expense    yield/rate
                                                 -------         -------     ----------       -------          -------    ----------
                                                                               (Dollars in thousands)

Federal funds sold ....................        $  7,306         $    104         2.85%        $  6,588         $     30        0.93%
Investment securities .................          20,415              355         3.48%          14,907              231        3.10%
Loans .................................         177,768            6,460         7.27%         154,978            4,530        5.84%
                                               --------         --------         ----         --------         --------        ----
     Total earning assets .............        $205,489            6,919         6.73%        $176,473            4,791        5.43%
                                               ========         --------         ----         ========         --------        ----

Total interest bearing
     deposits .........................         174,303            2,324         2.67%         149,451            1,468        1.96%
FHLB advances .........................          13,798              262         3.80%           9,122              191        4.18%
Other borrowings ......................           6,464              147         4.53%           4,785               59        2.48%
                                               --------         --------         ----         --------         --------        ----
   Total interest bearing
       liabilities ....................        $194,565            2,733         2.81%        $163,358            1,718        2.10%
                                               ========         --------         ----         ========         --------        ----
Net interest spread ...................                                          3.92%                                         3.33%
Net interest income/margin ............                         $  4,186         4.08%                         $  3,073        3.48%
                                                                ========         ====                          ========        ====

         As reflected above, for the first half of 2005 the average yield on earning assets amounted to 6.73%, while the average cost of interest-bearing liabilities was 2.81%. For the same period of 2004, the average yield on earning assets was 5.43% and the average cost of interest-bearing liabilities was 2.10%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from July 1, 2004 through June 30, 2005. The net interest margin for the period ended June 30, 2005 was 4.08% and for 2004 was 3.48%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to expand. The improvement in the net interest margin is also attributable to the second quarter acquisition of $2.4 million in specialty commercial loans which carry a higher than average yield and the significant increase in volume of commercial lines of credit secured by accounts receivable.

           The following table presents changes in the Company's net interest income, which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities, which was offset to a lesser extent by the decrease in rates on earning assets, and interest bearing liabilities.




                                                                     (Continued)

                                                                                     Analysis of Changes in Net Interest Income
                                                                                               For the six months ended
                                                                                               June 30, 2005 versus 2004
                                                                                               -------------------------
                                                                                      Volume             Rate             Net change
                                                                                      ------             ----             ----------
                                                                                                    (Dollars in thousands)
Federal funds sold .......................................................            $     4            $    70             $    74
Investment securities ....................................................                 85                 39                 124
Loans ....................................................................                665              1,265               1,930
                                                                                      -------            -------             -------
       Total earning assets ..............................................                754              1,374               2,128
Interest-bearing deposits ................................................            $   241            $   615             $   856
FHLB advances ............................................................                 98                (27)                 71
Other borrowings .........................................................                 21                 67                  88
                                                                                      -------            -------             -------
       Total interest on interest-bearing liabilities ....................                360                655               1,015
                                                                                      -------            -------             -------
Net interest income ......................................................            $   394            $   719             $ 1,113
                                                                                      =======            =======             =======

NONINTEREST INCOME
           Noninterest income was $287 thousand and $180 thousand for the six months ended June 30, 2005 and 2004, respectively. This increase primarily resulted from an increase in gains on the sale of investment securities of $18 thousand, a decrease of $7 thousand in non-sufficient funds fees waived, an increase of $6 thousand in debit card income and an increase of $13 thousand in mortgage loan origination fees.

NONINTEREST EXPENSES
           Noninterest expenses for the six months ended June 30, 2005 and 2004 were $2.3 million and $1.9 million, respectively. This increase of $341 thousand was due to an increase of $251 thousand in salaries and benefits and an increase of $77 thousand in other expenses, partially offset by a $19 thousand decrease in data processing expenses. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in other expenses was primarily due to a $10 thousand increase in marketing expenses related to advertising promotional CD rates and a $35 thousand increase in consulting fees related to employee training on new marketing software. Expenses related to the maintenance and write-down of real estate owned also increased by $34 thousand. The decrease in data processing expenses is related to one time expenses incurred for the conversion of the Company's core data processing system during 2004.

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

                                                                     (Continued)

BALANCE SHEET REVIEW:

ALLOWANCE AND PROVISION FOR LOAN LOSSES
           The allowance for loan losses was 1.31% of loans, net of unearned income, as of June 30, 2005 compared to 1.30% as of December 31, 2004. The provision for loan losses was $500 thousand and $575 thousand for the six months ended June 30, 2005 and 2004, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.


LOANS (dollars in thousands)

                                                                            June 30, 2005                 December 31, 2004
                                                                            -------------                 -----------------
                                                                           $              %              $                %
                                                                       --------         -----         --------           -----
Commercial, financial and agricultural .......................         $ 36,443           20%         $ 33,644            19%
Real estate, construction and land development ...............           33,865           18%           39,170            22%
Real estate, other ...........................................          109,009           58%           96,984            55%
Installment loans ............................................            8,251            4%            6,660             4%
                                                                       --------          ---          --------           ---
Total ........................................................         $187,568          100%         $176,458           100%
                                                                       ========          ===          ========           ===

ASSET QUALITY
           Nonperforming assets and foreclosed property as a percentage of loans totaled 1.25% and 1.35% as of June 30, 2005 and December 31, 2004, respectively. Nonperforming assets decreased to $2.3 million as of June 30, 2005 from $2.4 million at December 31, 2004.

OFF-BALANCE SHEET RISK
           The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2005, the Bank had issued commitments to extend credit of $40.0 million through various types of lending.

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

           In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $620 thousand at June 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $369 thousand at June 30, 2005. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2004 Annual Report on Form 10-KSB.

                                                                     (Continued)

LIQUIDITY
           Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets, which may be immediately converted into cash at minimal cost. However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans or from the sale of investment securities. The Bank is a member of the FHLB of Atlanta and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At June 30, 2005, the Bank had the ability to borrow up to 15% of assets from the FHLB. $15.5 million of borrowings were outstanding from the FHLB at June 30, 2005. The borrowings bear interest at rates ranging from 3.47% to 4.38%. Of the $15.5 million outstanding, $7 million was repaid in July 2005, $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single-family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $1,113,300 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2005 was $15.5 million.

           The Bank also has $7,400,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS
           The Company borrowed an additional $1.0 million under a line of credit during the second quarter of 2005. The line, which now totals $3.5 million, is secured by 100% of the stock of the bank. Payments are quarterly through April 2009. The line bears interest at a variable rate of Wall Street Journal Prime minus one-quarter-percentage point. At June 30, 2005, the rate was 6.00%.


CAPITAL RESOURCES
           The capital base for the Company increased by $866 thousand for the first six months of 2005. This net change includes an increase to equity for net income of $1.1 million. The capital base decreased as a result of an increase in the unrealized loss on investment securities of $108 thousand, a cash dividend declared during the first six months totaling $91 thousand and cash paid in lieu of fractional shares in the amount of $2 thousand. The unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's equity to asset ratio was 5.03% on June 30, 2005, as compared to 5.19% on December 31, 2004. The equity to asset ratio decreased because assets grew faster (12% growth) than capital (8% growth) during the first six months of 2005.

           The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of June 30, 2005, the Company and Bank exceed the capital requirement levels that are to be maintained. However, the Company is currently below the "well-capitalized" level. The Company expects to convert some or all of the $3.5 million Convertible Subordinated Debentures during the third quarter of 2005. See Note 6 - "Subsequent Events" to the Unaudited Consolidated Financial Statements. Management is also currently considering other avenues to raise the Company's capital levels before the end of the year.

                                                                     (Continued)

                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                           Well                   Adequately
                                                                                        Capitalized               Capitalized
                                                                Actual                  Requirement               Requirement
                                                                ------                  -----------               -----------
                                                         Amount          Ratio      Amount        Ratio       Amount        Ratio
                                                         ------          -----      ------        -----       ------        -----
Company (consolidated)
As of June 30, 2005
Total capital (to risk weighted
   assets) .....................................        $17,030          8.61%     $19,790        10.0%      $15,832        8.0%
Tier 1 capital (to risk weighted
   assets) .....................................         11,071          5.60%      11,874         6.0%        7,916        4.0%
Tier 1 capital (to average assets) .............         11,071          4.95%      11,190         5.0%        8,952        4.0%

Bank:
As of June 30, 2005
Total capital (to risk weighted
   assets) .....................................        $20,092         10.16%     $19,778        10.0%      $15,822        8.0%
Tier 1 capital (to risk weighted
   assets) .....................................         17,639          8.92%      11,867         6.0%        7,911        4.0%
Tier 1 capital (to average assets) .............         17,639          7.89%      11,179         5.0%        8,943        4.0%


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




                                                                     (Continued)

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


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 18, 2005. Two matters were voted on with the following results:

1.   The following seven directors were elected to each serve a one-year term:

                                            VOTES FOR            VOTES WITHELD
         Ronald K. Earnest                  1,660,705                1,397
         Harold E. Garrett                  1,660,680                1,422
         Mason Y. Garrett                   1,660,705                1,397
         Michael L. Gault                   1,660,705                1,397
         Baety O. Gross, Jr.                1,660,705                1,397
         S. Hunter Howard, Jr.              1,660,705                1,397
         S. Blanton Phillips                1,660,705                1,397

2. The 1998 Stock Option Plan was amended to increase by 448,000 shares the total number of shares reserved for issuance under the Plan.

           VOTES FOR      VOTES AGAINST   VOTES ABSTAINED     BROKER NON-VOTES
           ----------     -------------   ---------------     ----------------
           1,216,897          49,008            5,194          391,003

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



By:  s/Mason Y. Garrett                                   Date: August 12, 2005
     -------------------------------------------               ----------------
     Mason Y. Garrett
     Chief Executive Officer


By:  s/J. B. Garrett                                      Date: August 12, 2005
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