Form 10QSB
period 2005-09-30
GRANDSOUTH BANCORPORATION
filed 2005-11-07
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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



     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - No Par Value
2,891,899 Shares Outstanding on November 3, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ]   No  [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets ...................................    3
           Consolidated Statements of Income .............................    4
           Consolidated Statements of Stockholders' Equity ...............    6
           Consolidated Statements of Cash Flows .........................    7
           Notes to Unaudited Consolidated Financial Statements ..........    9

Item 2.    Management's Discussion and Analysis or Plan of Operation .....   15

Item 3.    Controls and Procedures .......................................   24

PART II. OTHER INFORMATION

Item 6.    Exhibits ......................................................   24

SIGNATURES ...............................................................   25

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                    (Unaudited)         (Audited)
                                                                                                   September 30,       December 31,
                                                                                                       2005                2004
                                                                                                       ----                ----
ASSETS
   Cash and due from banks ...............................................................           $   4,073            $   2,544
   Federal funds sold ....................................................................               4,531                3,424
   Investment securities available for sale ..............................................              27,232               16,351
   Other investments, at cost ............................................................                 798                  955
   Loans, net ............................................................................             187,054              174,165
   Property and equipment, net ...........................................................               4,244                3,629
   Bank owned life insurance .............................................................               4,367                4,247
   Assets acquired in settlement of loans ................................................               1,086                  881
   Other assets ..........................................................................               2,699                1,734
                                                                                                     ---------            ---------
       Total assets ......................................................................           $ 236,084            $ 207,930
                                                                                                     =========            =========

 LIABILITIES
   Deposits
     Noninterest bearing .................................................................           $  11,980            $   8,818
     Interest bearing ....................................................................             195,160              167,328
                                                                                                     ---------            ---------
       Total deposits ....................................................................             207,140              176,146
   Federal Home Loan Bank advances .......................................................               8,500               13,500
   Convertible subordinated debentures ...................................................                 890                3,500
   Other borrowings ......................................................................               3,500                2,500
   Other liabilities .....................................................................               1,272                1,487
                                                                                                     ---------            ---------
       Total liabilities .................................................................             221,302              197,133
                                                                                                     ---------            ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized, 2,891,899 shares issued
       at September 30, 2005 and 2,382,357 issued at December 31, 2004 ...................              13,450               10,840
   Retained earnings .....................................................................               1,510                  -
   Accumulated other comprehensive loss ..................................................                (178)                 (43)
                                                                                                     ---------            ---------
       Total stockholders' equity ........................................................              14,782               10,797
                                                                                                     ---------            ---------
       Total liabilities and stockholders' equity ........................................           $ 236,084            $ 207,930
                                                                                                     =========            =========

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                           (Unaudited)                           (Unaudited)
                                                                         Three Months Ended                    Nine months Ended
                                                                           September 30                          September 30
                                                                           ------------                          ------------
                                                                       2005             2004                2005             2004
                                                                       ----             ----                ----             ----
   Interest income
      Loans, including fees ................................        $    4,011        $    2,523        $   10,471        $    7,053
      Investment securities ................................               259               151               613               381
      Federal funds sold and due from FHLB .................               116                18               221                49
                                                                    ----------        ----------        ----------        ----------
         Total interest income .............................             4,386             2,692            11,305             7,483

Interest expense
      Deposits .............................................             1,612               824             3,936             2,292
      Federal Home Loan Bank advances ......................               103               116               365               307
      Subordinated notes and other borrowings ..............               106                47               253               106
                                                                    ----------        ----------        ----------        ----------
         Total interest expense ............................             1,821               987             4,554             2,705

   Net interest income .....................................             2,565             1,705             6,751             4,778
Provision for loan losses ..................................               300               225               800               800
                                                                    ----------        ----------        ----------        ----------
   Net interest income after provision .....................             2,265             1,480             5,951             3,978
                                                                    ----------        ----------        ----------        ----------
   Noninterest income
      Service charges on deposit accounts ..................                82                83               232               220
      Gain on sale of investments ..........................               -                 -                  18               -
      Other ................................................                52                27               171                70
                                                                    ----------        ----------        ----------        ----------
         Total noninterest income ..........................               134               110               421               290
                                                                    ----------        ----------        ----------        ----------
   Noninterest expense
      Salaries and employee benefits .......................               876               568             2,181             1,622
      Occupancy and equipment ..............................               153               168               430               452
      Data processing ......................................                74                64               228               237
      Real estate and loan .................................                76                37               166                93
      Postage and supplies .................................                62                31               137               101
      Other ................................................               214               155               591               456
                                                                    ----------        ----------        ----------        ----------
         Total noninterest expense .........................             1,454             1,023             3,733             2,961
                                                                    ----------        ----------        ----------        ----------
Income before income taxes .................................               945               567             2,639             1,307
                                                                    ----------        ----------        ----------        ----------
Income tax expense .........................................               351               211               978               481
                                                                    ----------        ----------        ----------        ----------
Net Income .................................................        $      594        $      356        $    1,661        $      826
                                                                    ==========        ==========        ==========        ==========
Weighted average common shares outstanding:
     Basic*
     Diluted* ..............................................         2,608,294         2,382,145         2,457,805         2,382,145
                                                                     3,172,291         3,241,151         3,153,930         3,221,732
Per share
      Net income* ..........................................        $     0.23        $     0.15        $     0.68        $     0.35
                                                                    ==========        ==========        ==========        ==========
      Net income - diluted* ................................        $     0.20        $     0.11        $     0.55        $     0.27
                                                                    ==========        ==========        ==========        ==========

* The Company issued a ten percent common stock dividend on February 28, 2005. Weighted average common shares outstanding and earnings per share have been adjusted to reflect the stock dividend.

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                           Common stock                   Accumulated
                                                                           ------------                   other compre-
                                                                    Number                                   hensive
                                                                      of                        Retained      income
                                                                    shares         Amount       earnings      (loss)        Total
                                                                    ------         ------       --------      ------        -----

BALANCE, JANUARY 1, 2004 ......................................    2,165,779    $    9,695   $       -      $      (54)  $    9,641

Net income for period .........................................                                     826                         826

Other comprehensive income, net of tax
   Unrealized gains arising during period,
     Net of tax effect of $24 .................................                                                     41           41
                                                                                                            ----------   ----------
   Comprehensive income .......................................                                                                 867
Cash in lieu of fractional shares .............................                                       (1)                        (1)
Cash dividend declared ........................................                                     (129)                      (129)
                                                                  ----------    ----------    ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 2004 ...................................    2,165,779    $    9,695    $      696    $      (13)  $   10,378
                                                                  ==========    ==========    ==========    ==========   ==========

BALANCE, JANUARY 1, 2005 ......................................    2,382,357    $   10,840   $       -      $      (43)  $   10,797

Net income for period .........................................                                   1,661                       1,661

Comprehensive loss, net of tax
   Unrealized holding losses arising during
     period, net of tax effect of $(73) .......................                                                  (124)         (124)
   Less:  reclassification adjustment for gains
     included in net income, net of tax effect of $7 ..........                                                   (11)          (11)
                                                                                                            ----------   ----------
   Total other comprehensive loss .............................                                                                (135)
                                                                                                                         ----------
Comprehensive income ..........................................                                                               1,526
                                                                                                                         ==========
Cash in lieu of fractional shares .............................         (212)                         (2)                        (2)
Conversion of subordinated debentures
      into common stock .......................................      509,754         2,610                                    2,610
Cash dividend declared ........................................                                     (149)                      (149)
                                                                  ----------    ----------    ----------    ----------   ----------
BALANCE, SEPTEMBER 30, 2005 ...................................    2,891,899    $   13,450    $    1,510    $     (178)  $   14,782
                                                                  ==========    ==========    ==========    ==========   ==========


     The Company issued a ten percent common stock dividend on February 28, 2005. The number of common shares outstanding has been adjusted to reflect the stock dividend.

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                          2005                2004
                                                                                                          ----                ----
OPERATING ACTIVITIES
   Net income ..............................................................................           $  1,661            $    826
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses .............................................................                800                 800
     Depreciation ..........................................................................                238                 266
     Investment amortization ...............................................................                 15                  95
     Loss (gain) on sale of property and equipment .........................................                  6                  (3)
     Gain on sale of investment securities available for sale ..............................                (18)                  -
     Accretion of bank owned life insurance ................................................               (120)                (28)
     Write-down of assets acquired in settlement of loans ..................................                 25                  61
     Increase in accrued interest receivable ...............................................               (287)                (87)
     Increase (decrease) in accrued interest payable .......................................               (118)                 12
     Decrease (increase) in other assets ...................................................                138              (1,224)
     Decrease in other liabilities .........................................................                (96)               (879)
                                                                                                       --------            --------
         Net cash provided by operating activities .........................................              2,244                (161)
                                                                                                       --------            --------
INVESTING ACTIVITIES
   Principal paydowns on mortgage-backed investment securities
     available for sale ....................................................................              1,980               2,316
   Purchase of investment securities available for sale ....................................            (14,034)             (9,028)
   Proceeds from maturities of investment securities available for sale ....................                  -               3,000
   Redemption (purchase) of Federal Home Loan Bank stock ...................................                157                (195)
   Proceeds from sales of investment securities ............................................                962                   -
   Proceeds from sale of assets acquired in settlement of loans ............................                 80                 273
   Net increase in loan balances ...........................................................            (13,999)            (20,343)
   Acquisition of goodwill .................................................................               (737)                  -
   Proceeds from sale of property and equipment ............................................                  4                  20
   Purchase of property and equipment ......................................................               (863)               (104)
                                                                                                       --------            --------
         Net cash used for investing activities ............................................            (26,450)            (24,061)
                                                                                                       --------            --------
FINANCING ACTIVITIES
   Net (decrease) increase in Federal Home Loan Bank Advances ..............................             (5,000)              1,900
   Net increase in other borrowings ........................................................              1,000               2,500
   Dividends paid ..........................................................................               (149)               (129)
   Cash paid in lieu of fractional shares ..................................................                 (2)                 (1)
   Net increase in deposits ................................................................             30,993              26,689
                                                                                                       --------            --------
         Net cash provided by financing activities .........................................             26,842              30,959
                                                                                                       --------            --------
         Increase in cash and cash equivalents .............................................              2,636               6,737

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................              5,968               3,609
                                                                                                       --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $  8,604            $ 10,346
                                                                                                       ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Decrease in net unrealized gains on securities available for sale .......................           $   (214)           $   (330)
                                                                                                       ========            ========
   Loans transferred to assets acquired in settlement of loans .............................           $    310            $  1,157
                                                                                                       ========            ========
   Loans charged-off, net ..................................................................           $    445            $    824
                                                                                                       ========            ========
   Subordinated debentures converted to common stock .......................................           $  2,610           $       -
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

     Certain prior period amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income.

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





                                                                     (Continued)

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended September 30, 2005 and 2004 (in thousands, except share data).

                                                                                    Income                 Shares          Per-share
                                                                                  (numerator)           (denominator)        amount
                                                                                  -----------           -------------        ------
For the three months ended September 30, 2005
      Basic net income per common share
         Income available to common stockholders ......................            $      594             2,608,294         $   0.23
         Effect of dilutive instruments:
            Stock options .............................................                     -               106,031                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of subordinated debentures .......                    31               457,966                -
                                                                                   ----------            ----------         --------
      Diluted net income per common share
         Income available to common stock-holders
           plus assumed exercises of stock options ....................            $      625             3,172,291         $   0.20
                                                                                   ==========            ==========         ========

For the three months ended September 30, 2004
      Basic net income per common share
         Income available to common stockholders ......................            $      356             2,382,145         $   0.15
         Effect of dilutive instruments:
            Stock options .............................................                     -               174,891                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ................................                    12               684,115                -
                                                                                   ----------            ----------         --------
      Diluted net income per common share
         Income available to common stockholders
           plus assumed exercises of stock options ....................            $      368             3,241,151         $   0.11
                                                                                   ==========            ==========         ========







                                                                     (Continued)

Following is a reconciliation of basic net income per share to diluted net income per share for the nine months ended September 30, 2005 and 2004 (in thousands, except share data).

                                                                                                 Income          Shares    Per-share
                                                                                               (numerator)   (denominator)  amount
                                                                                               -----------   -------------  ------
For the nine months ended September 30, 2005
      Basic net income per common share
         Income available to common stockholders ........................................      $    1,661       2,457,805   $   0.68
         Effect of dilutive instruments:
            Stock options ...............................................................               -          87,670          -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ..................................................              70         608,455          -
                                                                                               ----------      ----------   --------
      Diluted net income per common share
         Income available to common stockholders
           plus assumed exercises of stock options ......................................      $    1,731       3,153,930   $   0.55
                                                                                               ==========      ==========   ========

For the nine months ended September 30, 2004
      Basic net income per common share
         Income available to common stockholders ........................................      $      826       2,382,145   $   0.35
         Effect of dilutive instruments:
            Stock options ...............................................................               -         155,472          -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of subordinated debentures .........................              34         684,115          -
                                                                                               ----------      ----------   --------
      Diluted net income per common share
         Income available to common stockholders
           plus assumed exercises of stock options ......................................      $      860       3,221,732   $   0.27
                                                                                               ==========      ==========   ========




           The Company issued a ten percent common stock dividend on February 28, 2005. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.


                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

     The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of a company's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The cumulative effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

     In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R)

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3"
("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.


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

                                                                                             Three months ended September 30,
                                                                                             --------------------------------
(Dollars in Thousands, except per share data)                                                    2005                 2004
                                                                                                 ----                 ----

Net income, as reported .........................................................             $     594             $   356
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ................................                   (13)                 (4)
                                                                                              ---------             -------

Pro forma net income ............................................................             $     581             $   352
                                                                                              =========             =======


Net income per common share:
         Basic - as reported ....................................................             $    0.23             $  0.15
                                                                                              =========             =======

         Basic - pro forma ......................................................             $    0.22             $  0.15
                                                                                              =========             =======


         Diluted - as reported ..................................................             $    0.20             $  0.11
                                                                                              =========             =======
         Diluted - pro forma ....................................................             $    0.19             $  0.11
                                                                                              =========             =======


                                                                                              Nine months ended September 30,
                                                                                              -------------------------------
(Dollars in Thousands, except per share data)                                                    2005                2004
                                                                                                 ----                ----
Net income, as reported .........................................................             $   1,661             $   826
Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax effects ................................                   (40)                (13)
                                                                                              ---------             -------

Pro forma net income ............................................................             $   1,621             $   813
                                                                                              =========             =======

Net income per common share:
         Basic - as reported ....................................................             $    0.68             $  0.35
                                                                                              =========             =======

         Basic - pro forma ......................................................             $    0.66             $  0.34
                                                                                              =========             =======


         Diluted - as reported ..................................................             $    0.55             $  0.27
                                                                                              =========             =======
         Diluted - pro forma ....................................................             $    0.54             $  0.26
                                                                                              =========             =======


                                                                     (Continued)

NOTE 6-SUBORDINATED DEBENTURE CONVERSION

     At the Company's request, during the third quarter, holders of $2.6 million of the Company's Convertible Subordinated Debentures converted their debentures to common stock. This conversion was made in advance of the earliest contractual redemption date of January 1, 2006 provided for by the debentures. The Company paid interest of $52 thousand which is equal to interest that would have been payable through December 31, 2005. The remaining $890 thousand of debentures are expected to be converted during the fourth quarter of 2005.

NOTE 7-ACQUISITION

     In May 2005, the Company acquired an auto-financing business for $3.2 million and recorded approximately $700 thousand in goodwill and $2.4 million in specialty commercial loans which carry a higher than average yield than the average rate of the Company's existing portfolio.


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






















                                                                     (Continued)

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2004 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS - Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

     The Company's net income for the third quarter of 2005 was $594 thousand or $0.20 per diluted share, compared to $356 thousand, or $0.11 per diluted share, for the third quarter of 2004.

NET INTEREST INCOME

     Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $2.6 million and $1.7 million for the three months ended September 30, 2005 and 2004, respectively.

     Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

     Average interest-earning assets for the third quarter of 2005 increased by $35.9 million or 18.9% over the same period in 2004, while average interest-bearing liabilities increased by $31.4 million or 17.6% comparing the third quarter of 2005 with the third quarter of 2004. The bank hired several key production employees during 2004. This has been the major contributing factor to the increase in earning assets and deposits.
                                                                     (Continued)

                                                                Average Balances, Income and Expenses, and Rates
                                                                    For the three months ended September 30,
                                                                    ----------------------------------------
                                                               2005                                          2004
                                                               ----                                          ----
                                          Average            Income/     Annualized        Average           Income/     Annualized
                                           balance           expense     yield/rate        balance           expense     yield/rate
                                           -------           -------     ----------        -------           -------     ----------
                                                                        (Dollars in thousands)

Federal funds sold ................    $      13,277     $         116        3.49%    $       4,884     $          18         1.47%
Investment securities (1) .........           26,883               259        3.85%           19,033               151         3.17%
Loans (2)(3) ......................          186,144             4,011        8.62%          166,482             2,523         6.06%
                                       -------------     -------------    --------     -------------     -------------    ---------
     Total earning assets .........    $     226,304             4,386        7.75%    $     190,399             2,692         5.66%
                                       =============     -------------    --------     =============     -------------    ---------

Total interest-bearing
     deposits .....................          194,235             1,612        3.32%          157,915               824         2.09%
FHLB advances .....................            9,478               103        4.35%           14,196               116         3.28%
Other borrowings ..................            5,765               106        7.35%            6,000                47         3.11%
                                       -------------     -------------    ---------    -------------     -------------    ---------
   Total interest bearing
       liabilities ................    $     209,478             1,821        3.48%    $     178,111               987         2.22%
                                       =============     -------------    --------     =============     -------------    ---------
Net interest spread ...............                                           4.27%                                            3.44%
Net interest income/margin ........                      $       2,565        4.53%                      $       1,705         3.58%
                                                         =============    ========                       =============    =========

Notes to table:

     (1) Interest income on tax exempt securities included in this category is not calculated on a tax equivalent basis.
     (2) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
     (3) Loan fees are included in the interest income computation, but are not considered material to the above analysis.

     As reflected above, for the third quarter of 2005 the average yield on earning assets amounted to 7.75%, while the average cost of interest-bearing liabilities was 3.48%. For the same period of 2004, the average yield on earning assets was 5.66% and the average cost of interest-bearing liabilities was 2.22%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from October 1, 2004 through September 30, 2005. The increase in the cost of funds related to other borrowings is due to the conversion of $2.6 million of our outstanding subordinated debentures prior to their earliest scheduled conversion date, which required the acceleration of the interest payments at conversion. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the quarter ended September 30, 2005 was 4.53% and for 2004 was 3.58%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve. The improvement in the net interest margin is also attributable to the second quarter 2005 acquisition of $2.4 million in specialty commercial loans which carry a higher than average yield and a significant increase in volume of commercial lines of credit.

     The following table reflects changes in the Company's net interest income, which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is due to the effect of the increased volume of earning assets and interest bearing liabilities and the effect of the increase in rates on earning assets being greater than the increase in rates on interest bearing liabilities. Changes in rate/volume were allocated to both in their proportions to the absolute value of each.

                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                              For the three months ended
                                                                                             September 30, 2005 versus 2004
                                                                                             ------------------------------
                                                                                       Volume              Rate           Net change
                                                                                       ------              ----           ----------
                                                                                                 (Dollars in thousands)

Federal funds sold .........................................................           $    31            $    67           $    98
Investment securities ......................................................                62                 46               108
Loans ......................................................................               298              1,190             1,488
                                                                                       -------            -------           -------
       Total earning assets ................................................               391              1,303             1,694

Interest-bearing deposits ..................................................           $   190            $   598           $   788
FHLB advances ..............................................................               (38)                25               (13)
Other borrowings ...........................................................                (2)                61                59
                                                                                       -------            -------           -------
       Total interest on interest-bearing liabilities ......................               150                684               834
                                                                                       -------            -------           -------
Net interest income ........................................................           $   241            $   619           $   860
                                                                                       =======            =======           =======


NONINTEREST INCOME

     Noninterest income was $134 thousand and $110 thousand for the three months ended September 30, 2005 and 2004, respectively. This increase primarily resulted from an increase in value of bank owned life insurance of $28 thousand.


NONINTEREST EXPENSES

     Noninterest expenses for the three months ended September 30, 2005 and 2004 were $1.5 million and $1.0 million, respectively. This increase of $431 thousand was primarily due to an increase of $308 thousand in salaries and employee benefits, and an increase in real estate and loan expense of $39 thousand. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in real estate and other loan expense is due primarily to maintaining and writing down assets acquired in the settlement of loans.


RESULTS OF OPERATIONS - Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

     The Company's net income for the first nine months of 2005 was $1.7 million, or $0.55 per diluted share, compared to $826 thousand, or $0.27 per diluted share, for the first nine months of 2004.


NET INTEREST INCOME

     Net interest income, was $6.8 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.

     Average interest-earning assets for the first nine months of 2005 increased by $30.7 million or 16.9% over the same period in 2004, while average interest-bearing liabilities increased by $30.7 million or 18.2% comparing the first nine months of 2005 over the same period in 2004.

                                                                     (Continued)

                                                                Average Balances, Income and Expenses, and Rates
                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                              2005                                             2004
                                                              ----                                             ----
                                          Average            Income/      Annualized        Average           Income/     Annualized
                                           balance           expense      yield/rate        balance          expense      yield/rate
                                           -------           -------      ----------        -------          -------      ----------
                                                                           (Dollars in thousands)
Federal funds sold .................   $       9,290     $         221        3.17%    $       6,261     $          39         0.83%
Investment securities (1) ..........          22,554               613        3.62%           16,292               391         3.20%
Loans (2)(3) .......................         180,294            10,471        7.74%          158,841             7,053         5.92%
                                       -------------     -------------    ---------    -------------     -------------    ---------
     Total earning assets ..........   $     212,138            11,305        7.11%    $     181,394             7,483         5.50%
                                       =============     -------------    ---------    =============     -------------    ---------

Total interest bearing
     deposits ......................         180,931             3,936        2.90%          152,781             2,292         2.00%
FHLB advances ......................          12,356               365        3.94%           10,826               307         3.78%
Other borrowings ...................           6,229               253        5.42%            5,194               106         2.72%
                                       -------------     -------------    ---------    -------------     -------------    ---------
   Total interest bearing
       liabilities .................   $     199,516             4,554        3.04%    $     168,801             2,705         2.14%
                                       =============     -------------    ---------    =============     -------------    ---------
Net interest spread ................                                          4.07%                                            3.36%
Net interest income/margin .........                     $       6,751        4.24%                      $       4,778         3.51%
                                                         =============    ========                       =============    =========

Notes to table:

     (1) Interest income on tax exempt securities included in this category is not calculated on a tax equivalent basis.
     (2) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
     (3) Loan fees are included in the interest income computation, but are not considered material to the above analysis.

     As reflected above, for the first nine months of 2005 the average yield on earning assets amounted to 7.11%, while the average cost of interest-bearing liabilities was 3.04%. For the same period of 2004, the average yield on earning assets was 5.50% and the average cost of interest-bearing liabilities was 2.14%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from October 1, 2004 through September 30, 2005. The net interest margin for the period ended September 30, 2005 was 4.24% and for 2004 was 3.51%. The interest rate environment resulted in the bank's interest bearing assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to expand. The improvement in the net interest margin is also attributable to the second quarter 2005 acquisition of $2.4 million in specialty commercial loans which carry a higher than average yield and the significant increase in volume of commercial lines of credit secured by accounts receivable.

     The following table presents changes in the Company's net interest income, which are primarily a result of changes in volume and rates of its interest-earning assets and interest-bearing liabilities. The increase in net interest income is mostly due to increased volume of earning assets and interest bearing liabilities, which was offset to a lesser extent by the decrease in rates on earning assets, and interest bearing liabilities. Changes in rate/volume were allocated to both in their proportions to the absolute value of each.



                                                                     (Continued)

                   Analysis of Changes in Net Interest Income

                                                                                                 For the nine months ended
                                                                                               September 30, 2005 versus 2004
                                                                                               ------------------------------
                                                                                           Volume            Rate         Net change
                                                                                           ------            ----         ----------
                                                                                                   (Dollars in thousands)

Federal funds sold ...........................................................            $   18            $  154            $  172
Investment securities ........................................................               158                74               232
Loans ........................................................................               955             2,463             3,418
                                                                                          ------            ------            ------
       Total earning assets ..................................................             1,131             2,691             3,822

Interest-bearing deposits ....................................................            $  422            $1,222            $1,644
FHLB advances ................................................................                43                15                58
Other borrowings .............................................................                21               126               147
                                                                                          ------            ------            ------
       Total interest on interest-bearing liabilities ........................               486             1,363             1,849
                                                                                          ------            ------            ------
Net interest income ..........................................................            $  645            $1,328            $1,973
                                                                                          ======            ======            ======


NONINTEREST INCOME

     Noninterest income was $421 thousand and $290 thousand for the nine months ended September 30, 2005 and 2004, respectively. This increase primarily resulted from an increase in value of bank owned life insurance of $87 thousand, gains on the sale of investment securities of $18 thousand and an increase of $13 thousand in mortgage loan origination fees.

NONINTEREST EXPENSES

     Noninterest expenses for the nine months ended September 30, 2005 and 2004 were $3.7 million and $3.0 million, respectively. This increase of $772 thousand was due to an increase of $559 thousand in salaries and benefits, an increase of $73 in real estate and loan expense, and an increase of $135 thousand in other expenses. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio. The increase in real estate and other loan expense is due primarily to maintaining and writing down assets acquired in the settlement of loans. The increase in other expense is primarily related to a $58 thousand increase in insurance expense related to the loan portfolio acquired in the second quarter, a $34 thousand increase in advertising promotions related to CD and MMA specials, and a $53 thousand increase in outside consultant services related to human resources consulting work and audits associated with the loan portfolio acquired in the second quarter.

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


                                                                     (Continued)

BALANCE SHEET REVIEW:

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     The allowance for loan losses was 1.41% of loans, net of unearned income, as of September 30, 2005 compared to 1.30% as of December 31, 2004. The provision for loan losses was $800 thousand for both the nine months ended September 30, 2005 and 2004. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

     The following table shows the changes in allowance for loan and lease losses during the periods shown:


(dollars in thousands)

                                                                         Nine Months                             Three Months
                                                                         -----------                             ------------
                                                                  2005                2004                2005                 2004
                                                                  ----                ----                ----                 ----
Balance, beginning of period .......................            $ 2,293             $ 2,345             $ 2,453             $ 2,319
Provision ..........................................                800                 800                 300                 225
Charge-offs ........................................                (33)               (824)               (100)               (223)
Recoveries .........................................                445                   -                  28                   -
                                                                -------             -------             -------             -------

Balance, September 30 ..............................            $ 2,681             $ 2,321             $ 2,681             $ 2,321
                                                                =======             =======             =======             =======

LOANS

The following table shows the distribution of the loan portfolio at each date shown.



(dollars in thousands)

                                                                           September 30, 2005                   December 31, 2004
                                                                           ------------------                   -----------------
                                                                         $                    %             $                     %
                                                                       -------          ---------         --------         ---------
Commercial, financial and agricultural .......................         $ 37,007               20%         $ 33,644               19%
Real estate, construction and land development ...............           34,916               18%           39,170               22%
Real estate, other ...........................................          109,862               58%           96,984               55%
Installment loans ............................................            7,950                4%            6,660                4%
                                                                       --------         --------          --------         --------

Total ........................................................         $189,735              100%         $176,458              100%
                                                                       ========         ========          ========         ========

ASSET QUALITY

     Nonperforming assets and foreclosed property as a percentage of loans totaled 1.28% and 1.35% as of September 30, 2005 and December 31, 2004, respectively. Nonperforming assets remained constant at $2.4 million as of September 30, 2005 and December 31, 2004. Nonperforming assets consisted of $1.3 million and $1.5 million of non-accrual loans and $1.1 million and $0.9 million of assets acquired in settlement of loans at September 30, 2005 and December 31, 2004, respectively.

OFF-BALANCE SHEET RISK

     The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2005, the Bank had issued commitments to extend credit of $49.7 million through various types of lending.

                                                                     (Continued)

     The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity", the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

     In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $690 thousand at September 30, 2005. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

     Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $364 thousand at September 30, 2005. These obligations are payable over several years as shown in
Note 10 to the Financial Statements in the Company's 2004 Annual Report on Form 10-KSB.

COMMITMENTS AND CONTINGENCIES

     The Bank has entered into a contract in the amount of $688 thousand with a contractor in Greenville to build an Anderson branch office. Also, as a result of the second quarter acquisition of $2.4 million in specialty commercial loans, the Company is obligated to pay the former owners of that specialty business a percentage of the outstanding loan balances quarterly. Currently, the percentage payout is 3% annually, but the percentage declines over the life of the agreement that expires May 16, 2015. The payout for third quarter 2005 was approximately $30 thousand.

LIQUIDITY

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets, which may be immediately converted into cash at minimal cost. However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans or from the sale of investment securities. The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans. At September 30, 2005, the Bank had the ability to borrow up to 15% of assets from the FHLB, and $8.5 million of borrowings were outstanding. The borrowings bear interest at rates ranging from 4.33% to 4.38%. Of the $8.5 million outstanding, $6.5 million matures in 2006, and $2.0 million matures in 2011. The $6.5 million advance is fixed rate borrowing, while the $2.0 million advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying single-family mortgage loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $798,300 investment in FHLB stock as well as certain securities and qualifying mortgages would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2005 was $15.5 million.

     The Bank also has $7,400,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

                                                                     (Continued)

OTHER BORROWINGS

     The Company borrowed an additional $1.0 million under a line of credit during the second quarter of 2005. The line, which now totals $3.5 million, is secured by 100% of the stock of the bank. Payments are quarterly through April 2009. The line bears interest at a variable rate of Wall Street Journal Prime. At September 30, 2005, the rate was 6.75%.


CAPITAL RESOURCES

     The capital base for the Company increased by $4 million for the first nine months of 2005. This net change includes an increase to equity as a result of $2.6 million conversion of the subordinated debentures to common stock and net income of $1.7 million. The capital base decreased as a result of an increase in the unrealized loss on investment securities of $178 thousand, a cash dividend declared during the first nine months totaling $149 thousand and cash paid in lieu of fractional shares in the amount of $2 thousand. The unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's equity to asset ratio was 6.26% at September 30, 2005, as compared to 5.19% at December 31, 2004.

     The Federal Reserve and the Federal Deposit Insurance Corporation have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of September 30, 2005, the Company and Bank exceed the capital levels that are required to be maintained. However, the Company does not currently exceed minimum required capital levels by a great enough margin to be free of regulatory concern. Management expects to convert the remaining $890 thousand of convertible debentures to common stock before year-end thereby increasing the Company's Tier 1 Capital. Management also is currently considering other avenues to raise the Company's capital levels before the end of the year.



                                 Capital Ratios
                             (Amounts in Thousands)

                                                                                             Well                    Adequately
                                                                                          Capitalized                Capitalized
                                                                     Actual               Requirement                Requirement
                                                                     ------               -----------                -----------
                                                            Amount         Ratio     Amount        Ratio         Amount        Ratio
                                                            ------         -----     ------        -----         ------        -----

Company (consolidated)
As of September 30, 2005
Total capital (to risk weighted assets) ..............      $17,618        8.80%       N/A          N/A         $16,024        8.0%
Tier 1 capital (to risk weighted assets) .............       14,233        7.10%       N/A          N/A           8,012        4.0%
Tier 1 capital (to average assets) ...................       14,233        5.90%       N/A          N/A           9,648        4.0%

Bank:
As of September 30, 2005
Total capital (to risk weighted assets) ..............      $20,816       10.40%   $20,019         10.0%        $16,015        8.0%
Tier 1 capital (to risk weighted assets) .............       18,311        9.15%    12,011          6.0%          8,007        4.0%
Tier 1 capital (to average assets) ...................       18,311        7.60%    12,051          5.0%          8,007        4.0%


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


PART II - OTHER INFORMATION


Item 6. Exhibits

     Exhibit 10          Agreement between the Company and Jonscot General Contractors, LLC, dated August 10, 2005 for construction of Anderson Branch offices
     Exhibit 31.1        Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit 31.2        Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit 32          Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date: November 4, 2005
     -------------------------------------------                ----------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: November 4, 2005
     -------------------------------------------                ----------------
     J. B. Garrett
     Principal Financial Officer

                                  Exhibit Index


     Exhibit 10          Agreement between the Company and Jonscot General Contractors, LLC, dated August 10, 2005 for construction of Anderson Branch offices

     Exhibit 31.1        Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 31.2        Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32          Certifications pursuant to 18 U.S.C. Section 1350