Form 10KSB
period 2005-12-31
GRANDSOUTH BANCORPORATION
filed 2006-03-21
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005                File Number 000-31937

                            GRANDSOUTH BANCORPORATION
                 (Name of Small Business Issuer in its Charter)

             South Carolina                              57-1104394
    (State or Other Jurisdiction            (IRS Employer Identification Number)
      of Incorporation or Organization)

                381 Halton Road, Greenville, South Carolina 29607
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 770-1000

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

         The issuer's revenues for its most recent fiscal year were $16,702,550.

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2006, was approximately $12,127,447. (In the absence of an active trading market for the Registrant's common equity, book value is used as a proxy for market value.) For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 1, 2006, there were 3,065,726 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2005 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders - Part III

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters........      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      *
Item 7   Financial Statements ...........................................      *
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 8A  Controls and Procedures ........................................     10
Item 8B  Other Information ..............................................     10
                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     11
Item 10  Executive Compensation .........................................     **
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     11
Item 12  Certain Relationships and Related Transactions .................     **
                                     Part IV
Item 13  Exhibits .......................................................     12
Item 14  Principal Accountant Fees and Services .........................     **

*Incorporated by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 2005.

**Incorporated by reference to the  Registrant's  Proxy  Statement  for the 2006
  Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         This Report of GrandSouth Bancorporation (the "Company") on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. Statements included in this report that are not historical facts are intended to be and are hereby identified as "forward-looking" statements. The words "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements.

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Greenville and Fountain Inn, South Carolina. The main office is located at 381 Halton Road, in Greenville, South Carolina, and the branch office is located at 325 South Main Street, in Fountain Inn, South Carolina. During the second quarter of 2006, the Bank plans to open another branch at 1601 North Fant Street in Anderson, South Carolina.

         The Bank offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial, consumer and residential purposes. Consumer loans include: car loans, home equity improvement loans (secured by first and second mortgages), personal expenditure loans, education loans, overdraft lines of credit, and the like. Commercial loans include short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, accounts receivable, and the like. Management believes that the credit staff possesses knowledge of the community and lending skills sufficient to enable the Bank to maintain a sufficient volume of high quality loans.

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in its service area within Greenville County, South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include general limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, and traveler's checks.

         At March 1, 2006, the Bank employed 59 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         The Bank competes in the South Carolina county of Greenville, for which the most recent market share data available is as of June 30, 2005. At that time, 24 banks, and savings banks with 156 branch locations competed in Greenville County for aggregate deposits of approximately $7.6 billion.

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

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act" The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The risk-based capital standards of both the Federal Reserve and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is subject to regulation and examination by the State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the
Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph. Management does not believe that these regulations will have a material adverse effect on the operations of the Bank.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act (the "Act"), which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last CRA examination.

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

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission (the "SEC") and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

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

         The Bank leases property at the corner of South Main Street and East Knight Street in Fountain Inn where a branch office is located. The property is leased until 2018 for $800 per month from Blake P. Garrett, Jr., Trustee, with four five-year renewal options. Lease payments are subject to increase to reflect increases in the Consumer Price Index. Blake P. Garrett, Jr., is the brother of Mason Y. Garrett, Chairman of the Board of Directors of the Bank. Blake P. Garrett, Jr., is trustee for a partnership which owns the property.

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

           No matters were submitted to a vote of security holders in the fourth quarter of 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company is traded from time to time on an individual basis, no active trading market has developed and none is expected to develop in the foreseeable future. The common stock is not traded on any exchange or on the NASDAQ National Market System. During 2005, management is aware of a few transactions in which the Company's common stock has been transferred in a range of $7.05 to $14.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, such prices may not be indicative of the market value of the common stock. Prices above have been adjusted for a 10% stock dividend declared in February 2005.

         As of March 17, 2006, there were approximately 579 holders of record of the Company's common stock, excluding individual participants in security position listings.

         In each of 2004 and 2005, the Company paid cash dividends totaling $.08 per share. The dividend policy of the Company as well as the Bank is subject to the discretion of their respective Boards of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. South Carolina banking regulations restrict the amount of cash dividends that can be paid to the Company by the Bank, and all of the Bank's cash dividends to the Company are subject to the prior approval of the South Carolina Commissioner of Banking.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Sales of Unregistered Securities

         Information about sales of unregistered equity securities is set forth in a Form 8-K filed by Registrant on December 19, 2005.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2005. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2005 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2005 Annual Report to Shareholders are incorporated herein by reference.

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

         No disclosure is currently required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2005 that was not so disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the SEC for the 2006 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Directors serve for a one year term, or until their successors are elected and qualify to serve.

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

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to J. B. Garrett, Corporate Secretary, GrandSouth Bancorporation, Inc., 381 Halton Road, Greenville, South Carolina 29607.

Item 10. Executive Compensation.

         The information set forth under the caption "Management Compensation" and "Management of the Company -- Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders (1)                   414,871                    $  5.76                        363,459

Equity compensation
plans not approved
by security holders                          -                          -                              -
                                       _______                     ______                         ______
Total                                  414,871                                                   363,459

(1) Options issued and shares reserved pursuant to Registrant's amended 1998 Stock Option Plan. The number of shares subject to outstanding options, exercise prices and number of shares remaining available for future issuance of options have been restated to reflect the 5% stock dividends declared in January 2003 and the 10% stock dividends declared in January 2004 and February 2005.

Item 12. Certain Relationships and Related Transactions.

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.


Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.             Description
-----------             -----------

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3                   Executive Supplemental Retirement Plan Executive
                        Agreement with Ronald K. Earnest (4)
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest
10.5                   Construction Agreement between Registrant and Jonscott
                        General Contractors for construction of Anderson
                        branch office (5)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2005
21                     Subsidiaries of Registrant (2)
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications
-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.

(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.
(5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2005.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "-- Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 15, 2006             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----
s/Blanton S. Phillips
---------------------------------------  Director                                           March 15, 2006
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 15, 2006
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 15, 2006
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 15, 2006
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 15, 2006
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 15, 2006
--------------------------------
Baety O. Gross

s/S. Hunter Howard, Jr.
--------------------------------         Director                                           March 15, 2005
S. Hunter Howard, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3                   Executive Supplemental Retirement Plan Executive
                        Agreement with Ronald K. Earnest (4)
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest
10.5                   Construction Agreement between Registrant and Jonscott
                        General Contractors for construction of Anderson branch office (5)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2005
21                     Subsidiaries of Registrant (2)
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.
(5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended September 30, 2005.