Form 10QSB
period 2006-03-31
GRANDSOUTH BANCORPORATION
filed 2006-05-15
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2006

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


Common Stock - No Par Value
3,065,726 Shares Outstanding on May 8, 2006

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No  [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .....................................   3
          Consolidated Statements of Income ...............................   4
          Consolidated Statements of Stockholders' Equity .................   5
          Consolidated Statements of Cash Flows ...........................   6
          Notes to Unaudited Consolidated Financial Statements ............   7

Item 2.   Management's Discussion and Analysis or Plan of Operation .......   11

Item 3.   Controls and Procedures .........................................   18

PART II. OTHER INFORMATION

Item 6.   Exhibits ........................................................   18

SIGNATURES ................................................................   19

PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                 (Unaudited)            (Audited)
                                                                                                   March 31,            December 31,
                                                                                                     2006                   2005
                                                                                                     ----                   ----
ASSETS
   Cash and due from banks ...........................................................             $   5,598              $   6,628
   Federal funds sold ................................................................                 3,457                  6,312
   Investment securities available for sale ..........................................                27,480                 28,160
   Other investments, at cost ........................................................                   886                    798
   Loans, net ........................................................................               200,627                197,312
   Property and equipment, net .......................................................                 4,821                  4,380
   Bank owned life insurance .........................................................                 4,448                  4,408
   Assets acquired in settlement of loans ............................................                   630                    630
   Other assets ......................................................................                 3,224                  3,320
                                                                                                   ---------              ---------
       Total assets ..................................................................             $ 251,171              $ 251,948
                                                                                                   =========              =========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................             $  12,887              $  12,321
     Interest bearing ................................................................               205,952                209,340
                                                                                                   ---------              ---------
       Total deposits ................................................................               218,839                221,661
   Federal Home Loan Bank advances ...................................................                 8,500                  8,500
   Other borrowings ..................................................................                 4,000                  3,900
   Other liabilities .................................................................                 2,884                  1,759
                                                                                                   ---------              ---------
       Total liabilities .............................................................               234,223                235,820
                                                                                                   ---------              ---------


STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized; 3,065,726 shares issued and outstanding
       at March 31, 2006 and December 31, 2005 .......................................                14,354                 14,340
   Retained earnings .................................................................                 3,008                  2,149
   Accumulated other comprehensive loss ..............................................                  (424)                  (361)
                                                                                                   ---------              ---------
       Total stockholders' equity ....................................................                16,948                 16,128
                                                                                                   ---------              ---------
       Total liabilities and stockholders' equity ....................................             $ 251,171              $ 251,948
                                                                                                   =========              =========

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                                                           (Unaudited)
                                                                                                        Three months ended
                                                                                                             March 31
                                                                                                             --------
                                                                                                   2006                     2005
                                                                                                   ----                     ----
   Interest income
   Loans, including fees .....................................................                 $    4,815                 $    2,947
   Investment securities .....................................................                        288                        141
   Federal funds sold and due from FHLB ......................................                         59                         47
                                                                                               ----------                 ----------
       Total interest income .................................................                      5,162                      3,135
                                                                                               ----------                 ----------
Interest expense
   Deposits ..................................................................                      1,883                      1,066
   Federal Home Loan Bank advances ...........................................                         91                        124
   Subordinated notes and other borrowings ...................................                         72                         60
                                                                                               ----------                 ----------
       Total interest expense ................................................                      2,046                      1,250
                                                                                               ----------                 ----------
   Net interest income .......................................................                      3,116                      1,885
Provision for loan losses ....................................................                        220                        225
                                                                                               ----------                 ----------
   Net interest income after provision .......................................                      2,896                      1,660
                                                                                               ----------                 ----------
   Noninterest income
     Service charges on deposit accounts .....................................                         82                         69
     Other ...................................................................                         53                         69
                                                                                               ----------                 ----------
       Total noninterest income ..............................................                        135                        138
                                                                                               ----------                 ----------
   Noninterest expense
     Salaries and employee benefits ..........................................                      1,050                        596
     Occupancy and equipment .................................................                        159                        135
     Data processing .........................................................                         89                         73
     Insurance expense .......................................................                        102                         19
     Professional services ...................................................                         53                         70
     Other ...................................................................                        221                        107
                                                                                               ----------                 ----------
       Total noninterest expense .............................................                      1,674                      1,000
                                                                                               ----------                 ----------
Income before income taxes ...................................................                      1,357                        798
                                                                                               ----------                 ----------
Income tax expense ...........................................................                        437                        295
                                                                                               ----------                 ----------
Net Income ...................................................................                 $      920                 $      503
                                                                                               ==========                 ==========
Weighted average common shares outstanding:
     Basic
     Diluted .................................................................                  3,065,726                  2,382,145
                                                                                                3,310,029                  3,212,527
Per share
   Net income ................................................................                 $     0.30                 $     0.21
                                                                                               ==========                 ==========
   Net income - diluted ......................................................                 $     0.28                 $     0.16
                                                                                               ==========                 ==========

            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Common stock
                                                                   ------------                          Accumulated
                                                             Number                                        other
                                                               of                           Retained    comprehensive
                                                             shares          Amount         earnings         loss           Total
                                                             ------          ------         --------        ------          -----

BALANCE, JANUARY 1, 2005 ............................      2,382,357      $   10,840       $       -      $      (43)    $   10,797

Net income for period ...............................                                            503                            503

Other comprehensive loss
   Unrealized losses arising during period,
     Net of tax benefit of $95 ......................                                                           (162)          (162)
                                                                                                          ----------     ----------
   Comprehensive income .............................                                                                           341
Cash in lieu of fractional shares ...................           (212)                             (2)                            (2)
Cash dividend declared ..............................                                            (44)                           (44)
                                                          ----------      ----------      ----------      ----------     ----------
BALANCE, MARCH 31, 2005 .............................      2,382,145      $   10,840      $      457      $     (205)    $   11,092
                                                          ==========      ==========      ==========      ==========     ==========

BALANCE, JANUARY 1, 2006 ............................      3,065,726      $   14,340      $    2,149      $     (361)    $   16,128

Net income for period ...............................                                            920                            920

Other comprehensive loss
   Unrealized holding losses arising during
     period, net of tax benefit of $32 ..............                                                            (63)           (63)
                                                                                                                         ----------
   Comprehensive income .............................                                                                           857
Stock based compensation ............................                             24                                             24
Cash dividend declared ..............................                                            (61)                           (61)
                                                          ----------      ----------      ----------      ----------     ----------
BALANCE, MARCH 31, 2006 .............................      3,065,726      $   14,354      $    3,008      $     (424)    $   16,948
                                                          ==========      ==========      ==========      ==========     ==========





            See notes to unaudited consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                        Three months ended March 31,
                                                                                                        ----------------------------
                                                                                                        2006                 2005
                                                                                                        ----                 ----
OPERATING ACTIVITIES
   Net income ..............................................................................           $    920            $    503
   Adjustments to reconcile net income to net cash provided
     by operating activities
     Provision for loan losses .............................................................                220                 225
     Depreciation and amortization .........................................................                 95                  91
     Gain on sale of investment securities available for sale ..............................                  -                 (18)
     Accretion of bank owned life insurance ................................................                (40)                (29)
     Stock based compensation ..............................................................                 24                   -
     Decrease in other assets ..............................................................                102                 219
     Increase (decrease) in other liabilities ..............................................              1,125                (336)
                                                                                                       --------            --------
         Net cash provided by operating activities .........................................              2,446                 655
                                                                                                       --------            --------

INVESTING ACTIVITIES
   Principal paydowns on mortgage-backed investment securities
     available for sale ....................................................................                607                   -
   Purchase of investment securities available for sale ....................................                  -              (2,916)
   Proceeds from maturities of investment securities available for sale ....................                  -                 497
   Purchase of Federal Home Loan Bank stock ................................................                (88)                (68)
   Proceeds from sales of investment securities ............................................                  -                 962
   Net increase in loan balances ...........................................................             (3,535)             (2,562)
   Purchase of property and equipment ......................................................               (532)                (19)
                                                                                                       --------            --------
         Net cash used for investing activities ............................................             (3,548)             (4,106)
                                                                                                       --------            --------

FINANCING ACTIVITIES
   Increase in other borrowings ............................................................                100                   -
   Dividends paid ..........................................................................                (61)                (44)
   Cash paid in lieu of fractional shares ..................................................                  -                  (2)
   Net (decrease) increase in deposits .....................................................             (2,822)             13,034
                                                                                                       --------            --------
         Net cash (used) provided by financing activities ..................................             (2,783)             12,988
                                                                                                       --------            --------
         Net (decrease) increase in cash and cash equivalents ..............................             (3,885)              9,537

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             12,940               5,968
                                                                                                       --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $  9,055            $ 15,505
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Increase in net unrealized losses on securities available for sale ......................           $    (63)           $   (162)
                                                                                                       ========            ========
   Loans charged-off, net ..................................................................           $     21            $    139
                                                                                                       ========            ========

            See notes to unaudited consolidated financial statements.



                                                                     (Continued)

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

           Certain prior period amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on previously reported stockholders' equity or net income. All dollars are in thousands, except per share data.

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

NOTE 3 - NET INCOME PER SHARE

           Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. Prior to January 1, 2006, convertible debentures were also assumed converted to common stock at current market prices to arrive at diluted outstanding shares. Included in the calculation regarding convertible debentures, it was also assumed that no interest payments would be made on the notes as they were assumed converted to common stock.

     Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2006 and 2005.


                                                                                 Income              Shares              Per-share
                                                                              (numerator)         (denominator)            amount
                                                                              -----------         -------------            ------
For the three months ended March 31, 2006
      Basic net income per common share
         Income available to common stockholders                              $      920             3,065,726            $   0.30
         Effect of dilutive instruments:
            Stock options .............................................                -               244,303                   -
                                                                              ----------            ----------            --------
      Diluted net income per common share
         Income available to common stock-holders
         plus assumed exercises of
            stock options .............................................       $      920             3,310,029            $   0.28
                                                                              ==========            ==========            ========
For the three months ended March 31, 2005
      Basic net income per common share
         Income available to common stockholders
                                                                              $      503             2,382,145            $   0.21
         Effect of dilutive instruments:
            Stock options .............................................                -               146,267                   -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ................................               18               684,115                   -
                                                                              ----------            ----------            --------
      Diluted net income per common share
         Income available to common stockholders
         plus assumed exercises of
            stock options .............................................       $      521             3,212,527            $   0.16
                                                                              ==========            ==========            ========

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
2005), "Share-Based Payment" ("SFAS 123R"). This SFAS revises SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R permits adoption using one of two methods--modified prospective or modified retrospective. In April 2005, the U.S. Securities and Exchange Commission approved a new rule that, for public companies, delayed the effective date of SFAS 123R to no later than January 1, 2006. The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock options. Compensation expense is recognized in earnings over the required service period.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5-STOCK-BASED COMPENSATION

         The Company has a stock-based employee compensation plan, which is further described in the Company's 2005 Annual Report on Form 10-KSB. Until January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB 25. No stock-based employee compensation cost was reflected in net income prior to January 1, 2006. Stock options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in 2005.

                                                                                                      Three months ended March 31
                                                                                                      ---------------------------
                                                                                                         2006               2005
                                                                                                         ----               ----

Net income, as reported ..................................................................           $        920        $      503
Add:  Stock based compensation expense included in
           net income, net of tax effects ................................................                     16                 -
Deduct: Total stock-based compensation expense determined under
          fair value based method for all awards, net of tax effects .....................                    (16)              (13)
                                                                                                     ------------        ----------
Pro forma net income .....................................................................           $        920        $      490
                                                                                                     ============           =======
Net income per common share:
       Basic - as reported ...............................................................           $       0.30           $  0.21
                                                                                                     ============           =======
       Basic - pro forma .................................................................           $       0.30           $  0.21
                                                                                                     ============           =======
       Diluted - as reported .............................................................           $       0.28           $  0.21
                                                                                                     ============           =======
       Diluted - pro forma ...............................................................           $       0.28           $  0.21
                                                                                                     ============           =======

NOTE 6-SUBSEQUENT EVENTS

           On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

           The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2005 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands except per share data.

CRITICAL ACCOUNTING POLICIES

           The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company's 2005 Form 10-KSB.

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

           The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Allowance and Provision for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2005 Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS- Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

           The Company's net income for the first quarter of 2006 was $920 or $0.28 per diluted share, compared to $503, or $0.16 per diluted share, for the first quarter of 2005.

NET INTEREST INCOME

           Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,116 and $1,885 for the three months ended March 31, 2006 and 2005, respectively.

           Changes that affect net interest income are changes in the average rate earned on interest-earning assets, changes in the average rate paid on interest-bearing liabilities, and changes in the volume of interest-earning assets and interest-bearing liabilities.

                                                                      Average Balances, Income and Expenses, and Rates
                                                                           For the three months ended March 31,
                                                                           ------------------------------------
                                                                  2006                                           2005
                                                                  ----                                           ----
                                                Average          Income/     Annualized       Average          Income/    Annualized
                                               Balance(1)        expense     yield/rate      balance(1)        expense    yield/rate
                                               ----------        -------     ----------      ----------        -------    ----------

Federal funds sold ....................        $  5,150        $     59        4.59%          $  7,142        $     47         2.63%
Investment securities (2) .............          28,675             288        4.02%            17,184             141         3.28%
Loans (3) (4) .........................         200,333           4,815        9.61%           176,742           2,947         6.67%
                                               --------        --------                       --------        --------
     Total interest
       earning assets .................        $234,158           5,162        8.82%          $201,068           3,135         6.24%
                                               ========        --------                       ========        --------

Interest bearing
     deposits .........................        $205,678           1,883        3.66%          $170,908           1,066         2.50%
FHLB advances .........................           8,500              91        4.30%            13,500             124         3.67%
Other borrowings ......................           3,903              72        7.42%             6,000              60         4.00%
                                               --------        --------                       --------        --------
   Total interest bearing
       liabilities ....................        $218,081           2,046        3.75%          $190,408           1,250         2.63%
                                               ========        --------                       ========        --------
Net interest spread (5) ...............                                        5.07%                                           3.61%
Net interest income/margin ............                        $  3,116        5.32%                          $  1,885         3.75%
                                                               ========        ====                           ========         ====

Notes to table:
(1)  Average balances are computed on a daily basis.
(2) Interest income on tax-exempt securities included in this category is not calculated on a tax equivalent basis.
(3) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis. All loans and deposits are domestic.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest-earning assets yield less total interest-bearing liabilities rate.

           As reflected in the previous table, average interest-earning assets for the first quarter of 2006 increased by $33,090 or 16.5% over the same period in 2005, while average interest-bearing liabilities increased by $27,673 or 14.5% comparing the first quarter of 2006 with the first quarter of 2005. Competitive rate pricing and pre-production in anticipation of the Anderson office opening have been the major contributing factors to the increase in earning assets and deposits in 2006.

           For the first quarter of 2006 the average yield on earning assets amounted to 8.82%, while the average cost of interest-bearing liabilities was 3.75%. For the same period of 2005, the average yield on earning assets was 6.24% and the average cost of interest-bearing liabilities was 2.63%. The increase in the yield on earning assets and cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from April 1, 2005 through March 31, 2006. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets and then annualizing the result. The net interest margin for the quarter ended March 31, 2006 was 5.32% and for 2005 was 3.75%. The interest rate environment resulted in the Bank's interest earning assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve. The improvement in the net interest margin is also attributable to a significant increase in volume of commercial lines of credit and the second quarter 2005 acquisition of $2,413 in specialty commercial loans which carry a higher than average yield.

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

                   Analysis of Changes in Net Interest Income

                                                                                             For the three months ended
                                                                                             March 31, 2006 versus 2005
                                                                                             --------------------------
                                                                                   Volume              Rate (1)           Net change
                                                                                   ------              --------           ----------

Federal funds sold ...................................................             $   (13)             $    25             $    12
Investment securities ................................................                  94                   53                 147
Loans(2) .............................................................                 394                1,474               1,868
                                                                                   -------              -------             -------
       Total interest earning assets .................................                 475                1,552               2,027
Interest-bearing deposits ............................................                 218                  599                 817
FHLB advances ........................................................                 (46)                  13                 (33)
Other borrowings .....................................................                 (23)                  35                  12
                                                                                   -------              -------             -------
       Total interest bearing liabilities ............................                 149                  647                 796
                                                                                   -------              -------             -------
Net interest income ..................................................             $   326              $   905             $ 1,231
                                                                                   =======              =======             =======

Notes to table:
(1)  The changes in rate are not calculated on a fully tax-equivalent basis.
(2) Interest income on nonaccruing loans is recognized on a cash basis. Loan income includes fees, which are immaterial to the calculation.

NONINTEREST INCOME

           Noninterest income was $135 and $138 for the three months ended March 31, 2006 and 2005, respectively.

NONINTEREST EXPENSES

           Noninterest expenses for the three months ended March 31, 2006 and 2005 were $1,674 and $1,000, respectively. This increase of $674 was primarily due to an increase of $454 in salaries and employee benefits, and an increase in other expense of $114. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's loan portfolio.

MARKET RISK

           Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that would ordinarily be expected to affect the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk do not arise in the normal course of the Company's business activities.


BALANCE SHEET REVIEW:

ALLOWANCE AND PROVISION FOR LOAN LOSSES

           The allowance for loan losses was 1.59% of loans, net of unearned income, as of March 31, 2006 compared to 1.52% as of December 31, 2005. The provision for loan losses was $220 and $225 for the three months ended March 31, 2006 and 2005, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

     The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2006             2005
                                                         ----             ----
Balance, beginning of period .................         $ 3,050          $ 2,293
Provision ....................................             220              225
Charge-offs ..................................             (96)            (144)
Recoveries ...................................              75                5
                                                       -------          -------

Balance, March 31 ............................         $ 3,249          $ 2,379
                                                       =======          =======


LOANS
The following table shows the distribution of the loan portfolio at each date shown.

                                                                          March 31, 2006                    December 31, 2005
                                                                          --------------                    -----------------
Commercial, financial and agricultural .......................         $ 38,794         19%                $ 41,915          21%
Real estate, construction and land development ...............           45,762         22%                  39,895          20%
Real estate, other ...........................................          112,338         56%                 110,694          55%
Installment loans ............................................            6,982          3%                   7,858           4%
                                                                       --------        ---                 --------         ---

Total ........................................................         $203,876        100%                $200,362         100%
                                                                       ========        ===                 ========         ===

ASSET QUALITY

           Nonperforming assets and foreclosed property as a percentage of loans totaled 1.49% and 1.59% as of March 31, 2006 and December 31, 2005, respectively. Nonperforming assets decreased slightly from $3,181 as of December 31, 2005 to $3,028 as of March 31, 2006. Nonperforming assets consisted of $2,398 and $2,551 of non-accrual loans at March 31, 2006 and December 31, 2005, respectively. Assets acquired in settlement of loans amounted to $630 at both March 31, 2006 and December 31, 2005.

OFF-BALANCE SHEET RISK

           The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At

March 31, 2006, the Bank had issued commitments to extend credit of $50,594 through various types of lending.

         The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

           In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,304 at March 31, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $350 at March 31, 2006. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2005 Annual Report on Form 10-KSB.

     COMMITMENTS AND CONTINGENCIES

         As a result of the second quarter 2005 acquisition of $2,413 in specialty commercial loans, the Company is obligated to pay the former owners of that specialty business a percentage of the outstanding loan balances quarterly. Currently, the percentage payout is 3% annually, but the percentage declines over the life of the agreement that expires May 16, 2015. The payout for first quarter 2006 was approximately $44.


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

           The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At March 31, 2006, the Bank had the ability to borrow up to 15% of assets from the FHLB, and $8,500 of these borrowings were outstanding. The outstanding borrowings bear interest at rates ranging from 4.33% to 4.38%. Of the $8,500 outstanding, $6,500 matures in November 2006, and $2,000 matures in 2011. The $6,500 advance is fixed rate borrowing, while the $2,000 advance is callable, and may reprice prior to its maturity date. The FHLB requires that securities, qualifying loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $886 investment in FHLB stock as well as certain securities and qualifying loans would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2006 was $8,500.

           The Bank also has $7,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.

OTHER BORROWINGS

         The Company borrowed an additional $100 under a line of credit during the first quarter of 2006. The line, which now totals $4,000, is secured by 100% of the stock of the Bank. Payments are quarterly through April 2009. The line bears interest at a variable rate of Wall Street Journal Prime. At March 31, 2006, the rate was 7.75%. On May 11, 2006, the Company paid this line off with the proceeds from the Trust transaction previously described in the "Subsequent Events" note.


CAPITAL RESOURCES

         The capital base for the Company increased by $830 for the first three months of 2006. This net change is mostly due to an increase to equity as a result of net income of $920. The capital base decreased as a result of an increase in the unrealized loss on investment securities of $63, and a cash dividend declared during the first three months totaling $61. The unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's equity to asset ratio was 6.75% at March 31, 2006, as compared to 6.40% at December 31, 2005.

         The  Federal  Reserve  and the Federal  Deposit  Insurance  Corporation
("FDIC") have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2006, the Company and Bank exceeded the capital levels that are required to be maintained.

         It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation. However, the Company does not sufficiently exceed minimum capital adequacy levels, and the Bank does not sufficiently exceed well-capitalized levels by a great enough margin to continue to grow at recent rates.

         In connection with the Company's acquisition of a specialty lender in 2005, the Company committed to the Federal Reserve to increase the amount of its Tier 1 capital to the well-capitalized level by June 30, 2006 by raising additional Tier 1 capital. Accordingly, on May 3, 2006, the Company sponsored the creation of a Trust that issued $8,000 in trust preferred securities on May 10, 2006. The Trust invested the proceeds of this issuance into $8,247 of junior subordinated debentures issued by the Company (see "Subsequent Events" note above). Under current regulatory guidelines, the trust preferred securities issued by the Trust are includable in Tier 1 capital for risk-based capital purposes. If the trust preferred securities had been issued at March 31, 2006, the Company's total capital (to risk weighted assets) ratio would have been 12.83%, the Tier 1 capital (to risk weighted assets) ratio would have been 8.85% and the Tier 1 capital (to average assets) ratio would have been 10.91%.

         Company and Bank capital ratios at March 31, 2006 are presented in the following table, compared with the "well capitalized" and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                 Capital Ratios

                                                                                             Well                   Adequately
                                                                                          Capitalized               Capitalized
                                                                     Actual               Requirement               Requirement
                                                                     ------               -----------               -----------
                                                              Amount        Ratio     Amount          Ratio      Amount     Ratio
                                                              ------        -----     ------          -----      ------     -----

Company (consolidated)
As of March 31, 2006
Total capital (to risk weighted  assets) .............       $19,298         9.07%        N/A          N/A      $17,013       8.0%
Tier 1 capital (to risk weighted  assets) ............        16,645         7.83%        N/A          N/A        8,506       4.0%
Tier 1 capital (to average assets) ...................        16,645         6.65%        N/A          N/A       10,005       4.0%
Bank:
As of March 31, 2006
Total capital (to risk weighted assets) ..............       $22,143        10.41%    $21,266         10.0%     $17,013       8.0%
Tier 1 capital (to risk weighted assets) .............        19,490         9.16%     12,759          6.0%       8,506       4.0%
Tier 1 capital (to average assets) ...................        19,490         7.82%     12,464          5.0%       9,971       4.0%

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

CONTROLS AND PROCEDURES

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




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date: May 12, 2006
     -------------------------------------------                ------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: May 12, 2006
     -------------------------------------------                ------------
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