Form 10QSB
period 2006-06-30
GRANDSOUTH BANCORPORATION
filed 2006-08-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Common Stock - No Par Value
3,372,298 Shares Outstanding on August 9, 2006

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets ...................................   3
             Consolidated Statements of Income .............................   4
             Consolidated Statements of Stockholders' Equity and
                Comprehensive Income .......................................   5
             Consolidated Statements of Cash Flows .........................   6
             Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.      Management's Discussion and Analysis or Plan of Operation .....  13

Item 3.      Controls and Procedures .......................................  24


PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders ...........  24

Item 6.      Exhibits ......................................................  24

SIGNATURES .................................................................  25

PART I
                              FINANCIAL INFORMATION
Item 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                  (Unaudited)            (Audited)
                                                                                                    June 30,            December 31,
                                                                                                      2006                  2005
                                                                                                      ----                  ----
ASSETS
   Cash and due from banks ...........................................................             $   2,028              $   6,628
   Federal funds sold ................................................................                20,221                  6,312
                                                                                                   ---------              ---------
       Total cash and cash equivalents ...............................................                22,249                 12,940
   Investment securities available for sale ..........................................                38,489                 28,160
   Non-marketable equity securities ..................................................                   886                    798
   Loans, net ........................................................................               214,866                197,312
   Premises and equipment, net .......................................................                 5,011                  4,380
   Bank owned life insurance .........................................................                 4,491                  4,408
   Assets acquired in settlement of loans ............................................                   630                    630
   Other assets ......................................................................                 3,877                  3,320
                                                                                                   ---------              ---------
       Total assets ..................................................................             $ 290,499              $ 251,948
                                                                                                   =========              =========

 LIABILITIES
   Deposits
     Noninterest bearing .............................................................             $  13,151              $  12,321
     Interest bearing ................................................................               238,573                209,340
                                                                                                   ---------              ---------
       Total deposits ................................................................               251,724                221,661
   Federal Home Loan Bank advances ...................................................                 8,500                  8,500
   Other borrowings ..................................................................                     -                  3,900
   Junior subordinated debentures ....................................................                 8,247                      -
   Other liabilities .................................................................                 4,358                  1,759
                                                                                                   ---------              ---------
       Total liabilities .............................................................               272,829                235,820
                                                                                                   ---------              ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized; 3,372,298* shares issued and outstanding
       at June 30, 2006 and December 31, 2005 ........................................                14,387                 14,340
   Retained earnings .................................................................                 3,781                  2,149
   Accumulated other comprehensive loss ..............................................                  (498)                  (361)
                                                                                                   ---------              ---------
       Total stockholders' equity ....................................................                17,670                 16,128

Total liabilities and stockholders'  equity ..........................................             $ 290,499              $ 251,948
                                                                                                   =========              =========

*The Company declared a ten percent stock dividend on July 19, 2006. The number of common shares outstanding has been adjusted to reflect the stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                          Three months ended                   Six months ended
                                                                                June 30                            June 30
                                                                                -------                            -------
                                                                         2006             2005              2006             2005
                                                                         ----             ----              ----             ----
         Interest and dividend income
            Interest and fees on loans .........................       $    5,130       $    3,513       $    9,946       $    6,460
            Investment securities ..............................              313              214              599              355
            Federal funds sold and interest bearing balances ...              247               57              307              104
                                                                       ----------       ----------       ----------       ----------
                Total interest income ..........................            5,690            3,784           10,852            6,919
                                                                       ----------       ----------       ----------       ----------
         Interest expense
            Deposits ...........................................            2,446            1,258            4,329            2,324
            Federal Home Loan Bank advances ....................               93              138              184              262
            Subordinated debentures and other borrowings .......              116               87              188              147
                                                                       ----------       ----------       ----------       ----------
                Total interest expense .........................            2,655            1,483            4,701            2,733
                                                                       ----------       ----------       ----------       ----------

         Net interest income ...................................            3,035            2,301            6,151            4,186
              Provision for loan losses ........................               85              275              305              500
                                                                       ----------       ----------       ----------       ----------
         Net interest income after provision ...................            2,950            2,026            5,846            3,686
                                                                       ----------       ----------       ----------       ----------

         Noninterest income
            Service charges on deposit accounts ................              100               81              182              150
            Gain on sale of investment securities ..............                -                -                -               18
            Other ..............................................               72               68              125              119
                                                                       ----------       ----------       ----------       ----------
                Total noninterest income .......................              172              149              307              287
                                                                       ----------       ----------       ----------       ----------
         Noninterest expense
            Salaries and employee benefits .....................            1,196              709            2,246            1,305
            Premises and equipment .............................              174              142              333              277
            Data processing ....................................               95               81              184              154
            Insurance ..........................................              104               43              206               62
            Postage and supplies ...............................               85               48              160               75
            Professional fees ..................................                8               91              123              160
            Real estate and loan ...............................               32               85               67               90
            Other ..............................................              185               80              234              156
                                                                       ----------       ----------       ----------       ----------
                Total noninterest expense ......................            1,879            1,279            3,553            2,279
                                                                       ----------       ----------       ----------       ----------

         Income before income taxes ............................            1,243              896            2,600            1,694
              Income tax expense ...............................              409              332              846              627
                                                                       ----------       ----------       ----------       ----------
         Net income ............................................       $      834       $      564       $    1,754       $    1,067
                                                                       ==========       ==========       ==========       ==========
         Weighted average common shares outstanding*:
              Basic ............................................        3,372,298        2,620,360        3,372,298        2,620,360
              Diluted ..........................................        3,635,267        3,552,715        3,624,339        3,543,805
         Per share*
            Net income .........................................       $     0.25       $     0.22       $     0.52       $     0.41
                                                                       ==========       ==========       ==========       ==========
            Net income - diluted ...............................       $     0.23       $     0.16       $     0.48       $     0.31
                                                                       ==========       ==========       ==========       ==========

*The Company declared a ten percent stock dividend on July 19, 2006. Weighted average common shares outstanding and earnings per share have been adjusted to reflect the stock dividend.

The accompanying notes are an intergal part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Common stock
                                                                        ------------                     Accumulated
                                                                   Number                                   other
                                                                     of                       Retaine   comprehensive
                                                                   shares*       Amoun        earnings      loss            Total
                                                                   -------       -----        --------      ----            -----
BALANCE, DECEMBER 31, 2004 ...................................    2,620,593    $   10,840     $       -    $      (43)   $   10,797

Net income for period ........................................                                    1,067                       1,067
Other comprehensive loss
   Unrealized holding gains arising during
     period, net of tax effect of $57 ........................                                                    (97)          (97)
   Less:  reclassification adjustment for gains
     included in net income, net of tax effect of $7 .........                                                    (11)          (11)
                                                                                                           ----------    ----------
   Total other comprehensive loss ............................                                                                 (108)
                                                                                                                         ----------
Comprehensive income .........................................                                                                  959
Cash in lieu of fractional shares ............................         (233)                        (2)                          (2)
Cash dividend declared .......................................                                     (91)                         (91)
                                                                 ----------    ----------    ----------    ----------    ----------
BALANCE, JUNE 30, 2005 .......................................    2,620,360    $   10,840    $      974    $     (151)   $   11,663
                                                                 ==========    ==========    ==========    ==========    ==========


BALANCE, DECEMBER 31, 2005 ...................................    3,372,298    $   14,340    $    2,149    $     (361)   $   16,128

Net income for period ........................................                                    1,754                       1,754
Other comprehensive loss
   Unrealized holding losses arising during
     period, net of tax benefit of $45 .......................                                                   (137)         (137)
                                                                                                                         ----------
Comprehensive income .........................................                                                                1,617
Stock based compensation .....................................                         47                                        47
Cash dividend declared .......................................                                     (122)                       (122)
                                                                 ----------    ----------    ----------    ----------    ----------
BALANCE, JUNE 30, 2006 .......................................    3,372,298    $   14,387    $    3,781    $     (498)   $   17,670
                                                                 ==========    ==========    ==========    ==========    ==========

         *The Company declared a ten percent stock dividend on July 19, 2006. Common shares outstanding have been adjusted to reflect the stock dividend

The accompanying notes are an intergal part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                         Six months ended June 30,
                                                                                                         -------------------------
                                                                                                          2006              2005
                                                                                                          ----              ----
OPERATING ACTIVITIES
   Net income ..............................................................................           $  1,754            $  1,067
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Provision for loan losses .............................................................                305                 500
     Depreciation and amortization .........................................................                195                 168
     Gain on sale of investment securities available for sale ..............................                  -                 (18)
     Accretion of bank owned life insurance ................................................                (83)                (75)
     Stock based compensation ..............................................................                 47                   -
     Write-down of assets acquired in settlement of loans ..................................                  -                  25
   Changes in operating assets and liabilities:
     Decrease in other assets, net .........................................................               (512)               (764)
     Increase (decrease) in other liabilities, net .........................................              2,538                (342)
                                                                                                       --------            --------
         Net cash provided by operating activities .........................................              4,244                 561
                                                                                                       --------            --------

INVESTING ACTIVITIES
   Origination of loans, net ...............................................................            (17,859)            (11,531)
   Purchase of investment securities available for sale ....................................            (11,917)            (11,066)
   Paydowns on mortgage-backed investment securities available for sale ....................              1,400               1,172
   Sales of investment securities available for sale .......................................                  -                 962
   Purchase of Federal Home Loan Bank stock ................................................                (88)               (158)
   Purchase of premises and equipment ......................................................               (820)               (644)
                                                                                                       --------            --------
         Net cash used for investing activities ............................................            (29,284)            (21,265)
                                                                                                       --------            --------

FINANCING ACTIVITIES
   Increase in deposits, net ...............................................................             30,310              20,523
   Increase in Federal Home Loan Bank advances, net ........................................                  -               2,000
   (Decrease) increase in other borrowings, net ............................................             (3,900)              1,000
   Issuance of junior subordinated debentures ..............................................              8,000                   -
   Dividends paid ..........................................................................                (61)                (44)
   Cash paid in lieu of fractional shares ..................................................                  -                  (2)
                                                                                                       --------            --------
         Net cash provided by financing activities .........................................             34,349              23,477
                                                                                                       --------            --------
         Net increase in cash and cash equivalents .........................................              9,309               2,773

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................             12,940               5,968
                                                                                                       --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................           $ 22,249            $  8,741
                                                                                                       ========            ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Increase in net unrealized losses on securities available for sale ......................           $   (182)           $   (171)
                                                                                                       ========            ========
   Loans charged-off, net ..................................................................           $    929            $    340
                                                                                                       ========            ========
   Loans transferred to assets acquired in settlement of loans .............................           $      -            $     80
                                                                                                       ========            ========
   Dividends declared, but unpaid ..........................................................           $     61            $     47
                                                                                                       ========            ========

The accompanying notes are an intergal part of these consolidated financial statements.

                                                                     (Continued)

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

           GrandSouth Bancorporation (the "Company") is a South Carolina corporation organized in 2000 to serve as a holding company for GrandSouth Bank (the "Bank"). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders, all of the outstanding shares of $2.50 par value common stock of the Bank were exchanged for shares of no par value common stock of the Company. The Company presently engages in no business other than that of owning the Bank, has no employees and operates as one business segment. The Company is regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The unaudited consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements related to the special purpose subsidiary, GrandSouth Capital Trust I, have not been consolidated in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46.

           The Bank was incorporated in 1998 and operates as a South Carolina chartered bank providing full banking services to its customers. The Bank is subject to regulation by the South Carolina State Board of Financial Institutions and the Federal Deposit Insurance Corporation (the "FDIC").

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

           Certain prior period amounts have been reclassified to conform with the current presentation. These reclassifications had no effect on previously reported stockholders' equity or net income. All dollars are in thousands, except per share data.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A summary of these policies is included in the Company's annual report on Form 10-KSB filed with the SEC, for the year ended December 31, 2005 (the "Company's 2005 Annual Report"). For further information, refer to the financial statements and footnotes thereto included in the Company's 2005 Annual Report.

NOTE 3 - NET INCOME PER SHARE

         Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method, adjusted for the unrecognized compensation balance during the period. For 2005 periods, convertible debentures, all of which were converted to common stock during 2005, were also assumed converted to common stock at current market prices to arrive at diluted outstanding shares. Included in the calculation regarding convertible debentures, it was also assumed that no interest payments would be made on the notes as they were assumed converted to common stock.

         Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended June 30, 2006 and 2005.

                                                                                                    Weighted
                                                                                                     Average
                                                                                  Income             Shares              Per-share
                                                                               (numerator)        (denominator)            amount
                                                                               -----------        -------------            ------
For the three months ended June 30, 2006
      Basic net income per common share
         Income available to common stockholders ......................            $ 834             3,372,298            $0.25
         Effect of dilutive instruments:
            Stock options .............................................                -               262,969                -
                                                                                   -----             ---------
      Diluted net income per common share
         Income available to common stock-holders
         plus assumed exercises of stock options ......................            $ 834             3,635,267            $0.23
                                                                                   =====             =========

For the three months ended June 30, 2005
      Basic net income per common share
         Income available to common stockholders
                                                                                   $ 564             2,620,360            $0.22
         Effect of dilutive instruments:
            Stock options .............................................                -               179,829                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of subordinated debentures .......               20               752,526                -
                                                                                   -----             ---------
      Diluted net income per common share
         Income available to common stockholders
         plus assumed exercises of stock options ......................            $ 584             3,552,715            $0.16
                                                                                   =====             =========

The Company declared a ten percent stock dividend on July 19, 2006. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.

Following is a reconciliation of basic net income per share to diluted net income per share for the six months ended June 30, 2006 and 2005.

                                                                                                     Weighted
                                                                                                      Average
                                                                                   Income             Shares              Per-share
                                                                                (numerator)        (denominator)            amount
                                                                                -----------        -------------            ------
For the six months ended June 30, 2006
      Basic net income per common share
         Income available to common stockholders ......................         $    1,754             3,372,298         $   0.52
         Effect of dilutive instruments:
            Stock options .............................................                  -               252,041                -
                                                                                ----------            ----------
      Diluted net income per common share
         Income available to common stock-holders
           plus assumed exercises of stock options ....................         $    1,754             3,624,339         $   0.48
                                                                                ==========            ==========

For the six months ended June 30, 2005
      Basic net income per common share
         Income available to common stockholders
                                                                                $    1,067             2,620,360         $   0.41
         Effect of dilutive instruments:
            Stock options .............................................                  -               170,919                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of subordinated debentures .......                 39               752,526                -
                                                                                ----------            ----------
      Diluted net income per common share
         Income available to common stockholders
           plus assumed exercises of stock options ....................         $    1,106             3,543,805         $   0.31
                                                                                ==========            ==========

The Company declared a ten percent stock dividend on July 19, 2006. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In June of 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (the "Interpretation"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. When a position is taken in a tax return that reduces the amount of income taxes paid to a taxing authority, the enterprise realizes an immediate economic benefit. However, considerable time can elapse before the acceptability of that tax position is determined. This Interpretation requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in tax returns. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006, but earlier application is encouraged. The Company does not expect the adoption of this Interpretation to have a material effect on its results of operations.

         On December 16, 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). This SFAS revises SFAS 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides interpretive guidance on SFAS 123R. Accounting and reporting under SFAS 123R is generally similar to the SFAS 123 approach. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options and stock appreciation rights, to be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R permits adoption using one of two methods--modified prospective or modified retrospective. In April 2005, the SEC approved a new rule that, for public companies, delayed the effective date of SFAS 123R to no later than January 1, 2006. The Company adopted SFAS 123R on January 1, 2006, using the modified prospective method. The Company currently uses the Black-Scholes valuation model to estimate the fair value of stock options. Compensation expense is recognized in earnings over the required service period.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


NOTE 5 - STOCK-BASED COMPENSATION

         The Company has a stock-based employee compensation plan, which is further described in the Company's 2005 Annual Report. Until January 1, 2006, the Company accounted for the plan under the recognition and measurement principles of APB 25. No stock-based employee compensation cost was reflected in net income prior to January 1, 2006. Stock options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of the grant. The following tables illustrate the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in 2005, and the actual expense recognized in 2006 under SFAS 123R. Per share amounts have been restated to reflect the ten percent stock dividend declared on July 19, 2006.

                                                                    Three months ended June 30            Six months ended June 30
                                                                    --------------------------            ------------------------
                                                                       2006              2005               2006              2005
                                                                       ----              ----               ----              ----
Net income, as reported .................................          $       834          $   564           $ 1,754           $ 1,067
Add:  Stock based compensation
     expense included in net income,
     net of tax effects .................................                   15                -                31                 -
Deduct: Total stock-based compensation
     expense determined under fair value
     based method for all awards,
     net of tax effects .................................                  (15)             (13)              (31)              (26)
                                                                   -----------          -------           -------           -------
Net income (2006) and
   pro forma net income (2005) ..........................          $       834         $    551           $ 1,754           $ 1,041
                                                                   ===========          =======           =======           =======
Net income per common share:
       Basic - as reported ..............................          $      0.25          $  0.22           $  0.52           $  0.41
                                                                   ===========          =======           =======           =======
       Basic - pro forma (2005) .........................                               $  0.21                             $  0.40
                                                                                        =======                             =======
       Diluted - as reported ............................          $      0.23          $  0.16           $  0.48           $  0.31
                                                                   ===========          =======           =======           =======
       Diluted - pro forma (2005) .......................                               $  0.16                             $  0.31
                                                                                        =======                             =======

         As of June 30, 2006 the Company had 467,392 outstanding options to employees and directors. The table set forth below summarizes stock option activity for the Company's stock compensation plan for the period ended June 30, 2006. All numbers have been adjusted for the effect of the 10% stock dividend declared on July 19, 2006.

                                                           Stock Options
                                                           -------------
                                                                Weighted-Average
                                                      Shares     Exercise Price
                                                      ------     --------------

Outstanding at December 31, 2005 ................    456,392       $   5.24
Granted .........................................     11,000          12.27
Forfeited .......................................          -              -
Exercised .......................................          -              -
                                                    --------
Outstanding at June 30, 2006 ....................    467,392           5.40
                                                    ========

         The table set forth below summarizes non-vested stock options as of June 30, 2006. All numbers have been adjusted for the effect of the 10% stock dividend declared on July 19, 2006.

                                                               Weighted- Average
                                                        Number    Fair Value
                                                        ------    ----------
Non-vested outstanding at December 31, 2005 .........  181,182    $   2.38
Granted .............................................   11,000        5.52
Vested during the year ..............................  (29,120)       1.55
Forfeited during the year ...........................        -           -
                                                       -------
Non-vested outstanding at June 30, 2006 .............  163,062        2.37
                                                       =======

         As of June 30, 2006, there was $331,592 total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 54 months.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. For options granted in 2006, the following assumptions were used: dividend yield of 0.62%, expected term of 8 years, risk-free interest rate of 5.04%, expected life of 8 years, and expected volatility of 33%.

         The  following  table  summarizes   information   about  stock  options
outstanding under the Company's plans at June 30, 2006. There have been no options exercised in 2006.

                                            Outstanding        Exercisable
                                            -----------        -----------

Number of options ......................     467,392             304,330
Weighted average remaining life ........        5.30 years          3.45 years
Weighted average exercise price ........   $    5.40            $   3.70
High exercise price ....................   $   12.27            $   8.41
Low exercise price .....................   $    3.25            $   3.25


NOTE 6 - COMMITMENTS AND CONTINGENCIES

         The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $60,830 through various types of lending. The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,371 at June 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Obligations under noncancelable operating lease agreements totaled approximately $344 at June 30, 2006. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2005 Annual Report.

         As a result of the second quarter 2005 acquisition of $2,413 in specialty commercial loans, the Company is obligated to pay the former owners of that specialty business a percentage of the outstanding loan balances quarterly. Currently, the percentage payout is 3% annually, but the percentage declines over the life of the agreement that expires May 16, 2015. The payout for the first six months of 2006 was approximately $90.

         The Company has entered into a contract to renovate the unused third floor of the Halton Road facility due to the expansion of the commercial loan department. The estimated cost of this project is $166 and is expected to be completed by year end.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

NOTE 7 - CONCENTRATIONS OF CREDIT RISK

         The Bank makes loans to individuals and small businesses located primarily in the upstate of South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank generally does not make long-term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks.


NOTE 8 - SUBSEQUENT EVENT

         On July 19, 2006, the Company's board of directors declared a ten percent stock dividend to shareholders of record as of August 10, 2006 to be distributed August 31, 2006. Cash will be paid in lieu of fractional shares. If there are no stock options exercised between now and August 31, 2006, this dividend will increase the number of shares outstanding to no more than 3,372,298. This is an estimate because the Company does not know how many fractional shares will be traded for cash until after the record date.


Item 2. Management's Discussion and Analysis of Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements, related notes and management's discussion and analysis appearing in the Company's 2005 Annual Report. Results of operations for any interim period are not necessarily indicative of the results to be attained for any other periods or for the entire year. Dollars are in thousands except per share data.


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

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business conditions include but are not limited to:

          o    its growth and its ability to maintain growth;
          o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
          o the effect of interest rate changes on its level and composition of deposits, loan demand and the value of its loan collateral and securities;

          o the effects of competition from other financial institutions operating in its market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;
          o potential losses arising from failure of customers to repay loans;
          o failure of assumptions underlying the establishment of its allowance for loan losses, including the value of collateral securing loans; and
          o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         Statements contained in this filing regarding the demand for the Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.


GENERAL

         The Bank opened its first office in Anderson, South Carolina at 1601 North Fant Street on April 17, 2006. This branch, which currently has seven employees, has generated 6% of the Bank's total deposits at June 30, 2006. The generation of deposits has been driven by rate specials on certificates of deposits and other grand opening specials.


CRITICAL ACCOUNTING POLICIES

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company's 2005 Annual Report.

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

Allowance for Loan Losses

           The Company believes the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Some of the more critical judgments supporting the amount of the allowance for loan losses include judgments about the credit-worthiness of borrowers, the estimated value of the underlying collateral, the assumptions about cash flow, determination of loss factors for estimating credit losses, the impact of current events, and conditions and other factors impacting the level of probable inherent losses. Under different conditions or using different assumptions, the actual amount of credit losses incurred by the Company may be different from management's estimates provided in its consolidated financial statements. For a more complete discussion, please refer to the "Loans and Allowance for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2005 Annual Report for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Income Taxes

         The management of the Company uses assumptions and estimates in determining income taxes payable or refundable for the current year, deferred income tax liabilities and assets for events recognized differently in the Company's financial statements and income tax returns, and income tax expense. Determining these amounts requires analysis of certain transactions and interpretation of tax laws and regulations. Management exercises judgment in evaluating the amount and timing of recognition of resulting tax liabilities and assets. These judgments and estimates are reevaluated on a continual basis as regulatory and business factors change. No assurance can be given that either the tax returns submitted by the Company or the income tax reported on the financial statements will not be adjusted by adverse rulings, changes in the tax code or assessments made by the tax authorities. The Company is subject to potential adverse judgments, including, but not limited to, an increase in the statutory federal or state income tax rates, the permanent nondeductibility of amounts currently considered deductible either now or in future periods and the dependency on the generation of future taxable income, including capital gains, in order to ultimately realize deferred income tax assets.


RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2006 and 2005

         The Company's net income for the second quarter of 2006 was $834 or $0.23 per diluted share, compared to $564, or $0.16 per diluted share, for the second quarter of 2005.


NET INTEREST INCOME

         Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,035 and $2,301 for the three months ended June 30, 2006 and 2005, respectively. This 32% increase can be attributed to the yield on earning assets growing faster than the cost of interest bearing liabilities. Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. The following table reflects these changes during the second quarter in more detail.

                                                               Average Balances, Income and Expenses, and Yields and Rates
                                                                           For the three months ended June 30,
                                                                           -----------------------------------
                                                                   2006                                    2005
                                                                   ----                                    ----
                                                  Average         Income/    Annualized     Average       Income/       Annualized
                                                  Balances(1)     Expense     yield/rate   balances(1)    Expense       yield/rate
                                                  -----------     -------     ----------   -----------    -------       ----------

Federal funds sold ............................   $ 20,681       $    247       4.78%       $  7,468       $     57         3.05%
Investment securities (2) .....................     30,665            313       4.08%         34,142            214         2.51%
Loans (3) (4) .................................    210,314          5,130       9.76%        178,376          3,513         7.88%
                                                  --------       --------                   --------       --------
     Total interest earning assets ............   $261,660          5,690       8.70%       $219,986          3,784         6.88%
                                                  ========       --------                   ========       --------

Interest bearing deposits .....................   $229,567          2,446       4.26%       $177,666          1,258         2.83%
FHLB advances .................................      8,500             93       4.38%         14,093            138         3.93%
Jr. subordinated debentures ...................      4,559             82       7.19%              -              -            -
Other borrowings ..............................      1,763             34       7.71%          6,923             87         5.00%
                                                  --------       --------                   --------       --------
   Total interest bearing  liabilities ........   $244,389          2,655       4.35%       $198,682          1,483         2.98%
                                                  ========       --------                   ========       --------
Net interest spread (5) .......................                                 4.35%                                       3.90%
Net interest income/margin ....................                  $  3,035       4.64%                      $  2,301         4.19%
                                                                 ========       ====                       ========         ====

Notes to table:

(1)  Average balances are computed on a daily basis.
(2) Interest income on tax-exempt securities included in this category is not calculated on a tax equivalent basis.
(3) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis, but is not material. All loans and deposits are domestic.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.

         As reflected in the previous table, average interest earning assets for the second quarter of 2006 increased by $41,674 or 19% over the same period in 2005, while average interest bearing liabilities increased by $45,707 or 23% comparing the second quarter of 2006 with the second quarter of 2005. Competitive rate pricing and the opening of the Anderson office have been the major contributing factors to the increase in earning assets and deposits in the second quarter of 2006 over the second quarter of 2005.

         The increase of 182 basis points in the yield on earning assets and an increase of 137 basis points in the cost of interest bearing liabilities is attributable to a 200 basis point increase in short term interest rates from July 1, 2005 through June 30, 2006. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets and then annualizing the result. The net interest margin for the quarter ended June 30, 2006 increased by 45 basis points over 2005. The interest rate environment resulted in the Bank's interest earning assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve. The improvement in the net interest margin is also attributable to a significant increase in volume of commercial lines of credit which carry a higher than average yield and the Company's attracting more money market accounts than jumbo certificates of deposit. Money market accounts typically pay a lower interest rate than jumbo certificates.

NONINTEREST INCOME AND EXPENSES

         Noninterest income was $172 and $149 for the three months ended June 30, 2006 and 2005, respectively. This 15% increase can be attributed to a 15% increase in deposits for the quarter since the largest component of noninterest income is service charges on deposit accounts.

         Noninterest expenses for the three months ended June 30, 2006 and 2005 were $1,879 and $1,279, respectively. This increase of $600 was primarily due to an increase of $487 in salaries and employee benefits. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's commercial loan department and the opening of the Anderson branch office, as well as stock compensation expense recognized under SFAS 123R.


RESULTS OF OPERATIONS

Results of operations for the six months ended June 30, 2006 and 2005

         The Company's net income for the first six months of 2006 was $1,754, or $0.48 per diluted share, compared to $1,067, or $0.31 per diluted share, for the first six months of 2005. This 64% increase is primarily a result of management's effectively controlling the Company's net interest income as described in more detail in the following section.


NET INTEREST INCOME

         Net interest income, was $6,151 and $4,186 for the six months ended June 30, 2006 and 2005, respectively. Average interest earning assets for the first six months of 2006 increased by $42,147 or 21% over the same period in 2005, while average interest bearing liabilities increased by $36,670 or 19% comparing the first six months of 2006 over the same period in 2005. The majority of this increase is in loans, specifically commercial and commercial real estate loans. This growth has been fueled by the economic development going on throughout the upstate of South Carolina.

                                                                   Average Balances, Income and Expenses, and Yields and Rates
                                                                            For the six months ended June 30,
                                                                            ---------------------------------
                                                                  2006                                         2005
                                                                  ----                                         ----
                                                 Average         Income/       Annualized     Average          Income/    Annualized
                                                Balances(1)      Expense        yield/rate   balances(1)      Expense     yield/rate
                                                -----------      -------        ----------   -----------      -------     ----------

Federal funds sold ...........................    $ 12,916       $    307          4.75%       $  7,306       $    104         2.85%
Investment securities (2) ....................      29,397            599          4.07%         20,415            355         3.48%
Loans (3) (4) ................................     205,323          9,946          9.69%        177,768          6,460         7.27%
                                                  --------        -------                      --------        -------
     Total earning assets ....................    $247,636         10,852          8.76%       $205,489          6,919         6.73%
                                                  ========        -------                      ========        -------

Total interest bearing deposits ..............    $217,622          4,329          3.98%       $174,303          2,324         2.67%
FHLB advances ................................       8,500            184          4.32%         13,798            262         3.80%
Jr. subordinated debentures ..................       2,280             82          7.23%              -              -            -
Other borrowings .............................       2,833            106          7.49%          6,464            147         4.53%
                                                  --------        -------                      --------        -------
   Total interest bearing liabilities ........    $231,235          4,701          4.07%       $194,565          2,733         2.81%
                                                  ========        -------                      ========        -------
Net interest spread (5) ......................                                     4.70%                                       3.92%
Net interest income/margin ...................                   $  6,151          4.97%                      $  4,186         4.08%
                                                                 ========          ====                       ========         ====

Notes to table:

(1)  Average balances are computed on a daily basis.
(2) Interest income on tax-exempt securities included in this category is not calculated on a tax equivalent basis.
(3) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis, but is not material. All loans and deposits are domestic.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.


NONINTEREST INCOME

         Noninterest income was $307 and $287 for the six months ended June 30, 2006 and 2005, respectively. This 7% increase can be attributed to a 14% increase in deposits year-to-date since the largest component of noninterest income is service charges on deposit accounts

NONINTEREST EXPENSES

         Noninterest expenses for the six months ended June 30, 2006 and 2005 were $3,553 and $2,279, respectively. This increase of $1,274 was due primarily to an increase of $941 in salaries and benefits, an increase in insurance expense of $144 and an increase of postage and supplies of $85. The increase in salary and benefits was due to expenses related to increased staffing needs in connection with the expansion of the Company's commercial loan department and the Anderson branch opening, as well as compensation expense recognized under SFAS123R. The increase in insurance expense was due to premiums paid to ensure the Company against loss on its dealer floor plan loans. The increase in postage and supplies expense was due to the increase in printing costs related to promotions related to the Anderson office opening, the increase in office supplies due to the increased number of employees, and the increase in postage expense due to the expansion of the commercial loan portfolio. At June 30, 2006, the Company had 68 full-time equivalent employees, compared to just 40 one year earlier.

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


BALANCE SHEET REVIEW:

INVESTMENT SECURITIES AVAILABLE FOR SALE

         The amortized cost and fair value of investment securities available for sale are as follows:

                                                                             June 30, 2006                     December 31, 2005
                                                                             -------------                     -----------------
                                                                      Amortized            Fair          Amortized            Fair
                                                                         Cost             Value            Cost              Value
                                                                         ----             -----            ----              -----

U.S. Government Agencies ...................................           $20,487           $20,240           $14,498           $14,289
State and municipals .......................................               917               921               463               461
Mortgage backed ............................................            17,840            17,328            13,772            13,410
                                                                       -------           -------           -------           -------

       Total investment securities .........................           $39,244           $38,489           $28,733           $28,160
                                                                       =======           =======           =======           =======

         During 2006, deposits have grown faster than loans resulting in excess funds available to invest in federal funds sold and additional investments. The Company has been investing in all categories of current investments and has made an effort to increase the municipal portfolio to take advantage of the tax savings.


LOANS AND ALLOWANCE FOR LOAN LOSSES

           The following table shows the distribution of the loan portfolio at each date shown.

                                                                          June 30, 2006                  December 31, 2005
                                                                          -------------                  -----------------
Commercial, financial and agricultural ..................          $ 42,191            19%          $ 41,915             21%
Real estate -- construction .............................            55,452            26%            39,895             20%
Real estate -- other ....................................           113,696            52%           110,694             55%
Installment loans to individuals ........................             5,953             3%             7,858              4%
                                                                   --------           ---           --------            ---

Total loans .............................................          $217,292           100%          $200,362            100%
                                                                   ========           ===           ========            ===
Less:  allowance for loan losses ........................             2,426                            3,050
Loans, net ..............................................          $214,866                         $197,312
                                                                   ========                         ========
Allowance as a percentage of total loans ................              1.12%                            1.52%

           The decrease in the allowance as a percentage of loans at June 30, 2006 is due to a $750 charge off on a loan to a borrower that is currently in bankruptcy. The Bank still has $825 outstanding with this borrower which it expects to recover due to the fair market value of the collateral involved and its expected marketability. The amount of the provision expense (see table below) was primarily the result of management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following tables show the changes in allowance for loan and lease losses during the periods shown:

                                                    Three Months Ended June 30
                                                    --------------------------
                                                      2006                2005
                                                      ----                ----
Balance, April 1 .......................            $ 3,249             $ 2,379
Provision ..............................                 85                 275
Charge-offs ............................               (991)               (201)
Recoveries .............................                 83                   -
                                                    -------             -------
Balance, June 30 .......................            $ 2,426             $ 2,453
                                                    =======             =======

                                                      Six Months Ended June 30
                                                      ------------------------
                                                       2006               2005
                                                       ----               ----
Balance, January 1 .......................           $ 3,050            $ 2,293
Provision ................................               305                500
Charge-offs ..............................            (1,087)              (345)
Recoveries ...............................               158                  5
                                                     -------            -------
Balance, June 30 .........................           $ 2,426            $ 2,453
                                                     =======            =======


ASSET QUALITY

                                                                                       June 30,        December 31,
                                                                                         2006              2005            $ change
                                                                                         ----              ----            --------

Non-accrual loans ............................................................          $ 1,505           $ 2,551           $(1,046)
Other nonperforming assets ...................................................              630               630                 -
                                                                                        -------           -------           -------
       Total nonperforming assets ............................................          $ 2,135           $ 3,181           $(1,046)
                                                                                        =======           =======           =======
       Total nonperforming assets as a percentage of loans
         and other nonperforming assets ......................................             0.98%             1.58%


         The other nonperforming assets above currently consist of one commercial property acquired in the settlement of a loan. The Company currently has a contract to sell this property for approximately $800 by the end of the third quarter.


POTENTIAL PROBLEM LOANS

         Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. At June 30, 2006, loans in the amount of $532 were determined by management to be potential problem loans.

DEPOSITS

         The amounts and composition of total deposits as of June 30, 2006 and December 31, 2005 were as follows:

                                                                  June 30, 2006                         December 31, 2005
                                                                  -------------                         -----------------
                                                          Amount               Percent            Amount                 Percent
                                                          ------               -------            ------                 -------
Noninterest bearing ..............................      $ 13,151                  5.3%           $ 12,321                  5.6%
NOW accounts .....................................         3,153                  1.3               2,941                  1.3
Money market accounts ............................        68,575                 27.2              50,905                 23.0
Savings ..........................................           693                  0.3                 751                  0.3
Time, less than $100,000 .........................        92,659                 36.8              80,064                 36.1
Time, $100,000 and over ..........................        73,493                 29.1              74,679                 33.7
                                                        --------                -----            --------                -----
                                                        $251,724                100.0%           $221,661                100.0%
                                                        ========                =====            ========                =====

         The Company has approximately $28,000 of time deposits maturing in August 2006. The Company plans to offer time deposit products with competitive rates as these certificates mature. If the Company were not able to replace these deposits, it would still have more than enough liquidity to absorb the runoff by buying back current federal funds sold and utilizing unused lines of credit if needed.

         The Company has been very successful at attracting new money market accounts by offering competitive rates and terms. These funds tend to be more stable and cost less than time deposits $100,000 and over. As core deposits grow, the Company is becoming less reliant on volatile funds such as brokered certificates. Brokered certificates of deposit have declined from the 2005 year-end balance of $30,774 to $14,568 at June 30, 2006.



LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets that may be immediately converted into cash at minimal cost. However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks, federal funds sold, funds from maturing loans and funds from the sale, maturity or principal repayment of investment securities.

         The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At June 30, 2006, the Bank had the ability to borrow up to 15% of assets from the FHLB, and $8,500 of these borrowings were outstanding. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $886 investment in FHLB stock as well as certain securities and qualifying loans would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2006 was $8,500.

                                                          June 30, 2006
                                                          -------------
                                     Current         Maturity            Rate/       Rate
                                      balance           Date              WAR        Type
                                      -------           ----              ---        ----

Advance 1 .....................   $       2,000     09/27/2011           4.38%    Convertible, callable at 9/27/06
Advance 2 .....................           6,500     11/02/2006           4.33%    Fixed
                                  -------------                          ----
     Total FHLB advances ......   $       8,500                          4.34%
                                  =============

         The Company expects the $2,000 advance to be called on September 27, 2006 due to the fact that its rate is 4.38% while current rates for five-year advances are at least 100 basis points higher. Since the remaining advance has a maturity of November 2, 2006, the Company plans to let them both mature and not borrow on new advances. Currently, the Bank is attracting enough money market and time deposits to replace these advances as a source of funds. The Bank plans to remain competitive with its deposit products and interest rates to continue to generate deposit funds. During the second half of 2006, the Bank is introducing a free checking product, a NOW product, a free business checking product and an internet-based product. These new products, combined with time deposit specials should help the Company maintain adequate liquidity.

         The Bank also has $8,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of business.


OTHER BORROWINGS

         The Company borrowed an additional $100 under a line of credit during the first quarter of 2006 to bring the line to $4,000 before paying it off on May 11, 2006, with proceeds from the Trust transaction described below in the "Capital Trust and Junior Subordinated Debentures" paragraph.


CAPITAL TRUST AND JUNIOR SUBORDINATED DEBENTURES

         On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"). These securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points (7.30% at June 30, 2006). The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

         The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company.

CAPITAL RESOURCES

         The Company's stockholders' equity increased by $1,542 for the first six months of 2006. This net change is mostly a result of net income of $1,754. The stockholders' equity decreased as a result of an increase in the unrealized loss on investment securities of $137, a cash dividend declared during the first six months totaling $122, and stock-based compensation accrued of $47. The unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's equity to asset ratio was 6.08% at June 30, 2006, as compared to 6.40% at December 31, 2005.

         The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. Under the Federal Reserve guidelines, the $8,000 of capital securities issued by the Trust are includible in the Company's Tier 1 or Tier 2 capital as defined by the guidelines. As of June 30, 2006, the Company and Bank exceeded the capital levels that are required to be maintained.

         It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

         Company and Bank capital ratios at June 30, 2006 are presented in the following table, compared with the "well capitalized" and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                 Capital Ratios

                                                                                             Well                   Adequately
                                                                                          Capitalized               Capitalized
                                                                   Actual                 Requirement               Requirement
                                                                   ------                 -----------               -----------
                                                           Amount          Ratio     Amount         Ratio      Amount          Ratio
                                                           ------          -----     ------         -----      ------          -----
Company (consolidated)
As of June 30, 2006
Total capital (to risk weighted assets) ..............    $27,858          11.53%        N/A          N/A      $19,336         8.0%
Tier 1 capital (to risk weighted assets) .............     23,184           9.59%        N/A          N/A        9,668         4.0%
Tier 1 capital (to average assets) ...................     23,184           9.01%        N/A          N/A       10,291         4.0%
Bank:
As of June 30, 2006
Total capital (to risk weighted assets) ..............    $26,343          10.90%    $24,170         10.0%     $19,336         8.0%
Tier 1 capital (to risk weighted assets) .............     23,917           9.90%     14,502          6.0%       9,668         4.0%
Tier 1 capital (to average assets) ...................     23,917           8.60%     13,912          5.0%      11,130         4.0%

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

In addition, there were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 17, 2006. One matter was voted on with the following results:

1. The following seven directors were elected to each serve a one-year term:

                                      VOTES           VOTES             BROKER
                                       FOR            WITHELD         NON-VOTES
                                       ---            -------         ---------
         Ronald K. Earnest          2,470,426         -0-                -0-
         Harold E. Garrett          2,463,439         6,987              -0-
         Mason Y. Garrett           2,470,426         -0-                -0-
         Michael L. Gault           2,470,426         -0-                -0-
         Baety O. Gross, Jr.        2,470,426         -0-                -0-
S.       Hunter Howard, Jr.         2,467,631         2,795              -0-
         S. Blanton Phillips        2,469,029         1,397              -0-

Item 6. Exhibits

     Exhibit 10.1  Amended and Restated Declaration of Trust
     Exhibit 10.2  Guarantee Agreement
     Exhibit 10.3  Indenture
     Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)
     Exhibit 32    Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ J. B. Garrett                                  Date: August 10, 2006
     -------------------------------------------                ---------------
     J. B. Garrett
     Chief Accounting Officer

                                  Exhibit Index




     Exhibit 10.1          Amended and Restated Declaration of Trust

     Exhibit 10.2          Guarantee Agreement

     Exhibit 10.3          Indenture

     Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32            Certifications pursuant to 18 U.S.C. Section 1350