Form 10QSB
period 2006-09-30
GRANDSOUTH BANCORPORATION
filed 2006-11-13
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common Stock - No Par Value
3,372,441 Shares Outstanding on November 3, 2006

Transitional Small Business Disclosure Format (check one): Yes  [ ]  No  [X]

                            GRANDSOUTH BANCORPORATION

                              Index to Form 10-QSB
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets ...................................   3
             Consolidated Statements of Income .............................   4
             Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income .................................   5
             Consolidated Statements of Cash Flows .........................   6
             Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.      Management's Discussion and Analysis or Plan of Operation .....  13

Item 3.      Controls and Procedures .......................................  25


PART II. OTHER INFORMATION

Item 6.      Exhibits ......................................................  25

SIGNATURES .................................................................  26

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                       (Unaudited)      (Audited)
                                                                                                       September 30,    December 31,
                                                                                                           2006             2005
                                                                                                           ----             ----

ASSETS
   Cash and due from banks .................................................................          $   6,350           $   6,628
   Federal funds sold ......................................................................             10,598               6,312
                                                                                                      ---------           ---------
       Total cash and cash equivalents .....................................................             16,948              12,940
   Investment securities available for sale ................................................             44,824              28,160
   Non-marketable equity securities ........................................................                886                 798
   Loans, net ..............................................................................            224,191             197,312
   Premises and equipment, net .............................................................              5,092               4,380
   Bank owned life insurance ...............................................................              4,533               4,408
   Assets acquired in settlement of loans ..................................................                  -                 630
   Other assets ............................................................................              3,953               3,320
                                                                                                      ---------           ---------
       Total assets ........................................................................          $ 300,427           $ 251,948
                                                                                                      =========           =========

 LIABILITIES
   Deposits
     Noninterest bearing ...................................................................          $  16,684           $  12,321
     Interest bearing ......................................................................            245,016             209,340
                                                                                                      ---------           ---------
       Total deposits ......................................................................            261,700             221,661
   Federal Home Loan Bank advances .........................................................              6,500               8,500
   Other borrowings ........................................................................                  -               3,900
   Junior subordinated debentures ..........................................................              8,247                   -
   Other liabilities .......................................................................              5,274               1,759
                                                                                                      ---------           ---------
       Total liabilities ...................................................................            281,721             235,820
                                                                                                      ---------           ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares
       authorized; 3,372,441 and 3,372,298* shares issued and outstanding
       at September 30, 2006 and December 31, 2005, respectively ...........................             14,426              14,340
   Retained earnings .......................................................................              4,557               2,149
   Accumulated other comprehensive loss ....................................................               (277)               (361)
                                                                                                      ---------           ---------
     Total stockholders' equity ............................................................             18,706              16,128
                                                                                                      ---------           ---------

Total liabilities and stockholders' equity .................................................          $ 300,427           $ 251,948
                                                                                                      =========           =========

*The Company declared a ten percent stock dividend on July 19, 2006. The number of common shares outstanding at December 31, 2005 has been adjusted to reflect the stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                           Three months ended                 Nine months ended
                                                                              September 30                      September 30
                                                                              ------------                      ------------
                                                                          2006            2005              2006             2005
                                                                          ----            ----              ----             ----
         Interest and dividend income
            Interest and fees on loans .........................       $    5,550       $    4,011       $   15,496       $   10,471
            Investment securities ..............................              514              259            1,113              613
            Federal funds sold and interest bearing balances ...              184              116              491              221
                                                                       ----------       ----------       ----------       ----------
                Total interest income ..........................            6,248            4,386           17,100           11,305
                                                                       ----------       ----------       ----------       ----------
         Interest expense
            Deposits ...........................................            2,768            1,612            7,097            3,936
            Federal Home Loan Bank advances ....................               92              103              276              365
            Subordinated debentures and other borrowings .......              155              106              343              253
                                                                       ----------       ----------       ----------       ----------
                Total interest expense .........................            3,015            1,821            7,716            4,554
                                                                       ----------       ----------       ----------       ----------
         Net interest income ...................................            3,233            2,565            9,384            6,751
              Provision for loan losses ........................              250              300              555              800
                                                                       ----------       ----------       ----------       ----------
         Net interest income after provision ...................            2,983            2,265            8,829            5,951
                                                                       ----------       ----------       ----------       ----------

         Noninterest income
            Service charges on deposit accounts ................              108               82              290              232
            Gain on sale of investment securities ..............                -                -                -               18
            Gain on sale of other real estate owned ............              119                -              119                -
            Other ..............................................               61               52              186              171
                                                                       ----------       ----------       ----------       ----------
                Total noninterest income .......................              288              134              595              421
                                                                       ----------       ----------       ----------       ----------
         Noninterest expense
            Salaries and employee benefits .....................            1,281              876            3,527            2,181
            Premises and equipment .............................              179              153              512              430
            Data processing ....................................               85               74              269              228
            Insurance ..........................................               95               60              301              122
            Postage and supplies ...............................               60               62              220              137
            Professional fees ..................................               73               48              196              208
            Real estate and loan ...............................               54               76              121              166
            Other ..............................................              155              105              389              261
                                                                       ----------       ----------       ----------       ----------
                Total noninterest expense ......................            1,982            1,454            5,535            3,733
                                                                       ----------       ----------       ----------       ----------

         Income before income taxes ............................            1,289              945            3,889            2,639
              Income tax expense ...............................              440              351            1,286              978
                                                                       ----------       ----------       ----------       ----------
         Net income ............................................       $      849       $      594       $    2,603       $    1,661
                                                                       ==========       ==========       ==========       ==========
         Weighted average common shares outstanding*:
              Basic ............................................        3,371,891        2,869,123        3,371,891        2,703,586
              Diluted ..........................................        3,654,478        3,520,008        3,631,607        3,485,775
         Per share*
            Net income .........................................       $     0.25       $     0.21       $     0.77       $     0.61
                                                                       ==========       ==========       ==========       ==========
            Net income - diluted ...............................       $     0.23       $     0.18       $     0.72       $     0.50
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

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Common stock
                                                                   ------------                           Accumulated
                                                             Number                                           other
                                                              of                          Retained       comprehensive
                                                            shares*         Amount        earnings            loss            Total
                                                            -------         ------        --------            ----            -----
BALANCE, DECEMBER 31, 2004 ..........................      2,620,593      $   10,840      $       -      $      (43)     $   10,797

Net income for period ...............................              -               -          1,661               -           1,661
Other comprehensive loss
   Unrealized holding gains arising during
     period, net of tax benefit of $73 ..............              -               -              -            (124)           (124)
   Less:  reclassification adjustment for
     gains included in net income, net
     of tax effect of $7 ............................              -               -              -             (11)            (11)
                                                                                                         ----------      ----------
   Total other comprehensive loss ...................              -               -              -               -            (135)
                                                                                                                         ----------
Comprehensive income ................................              -               -              -               -           1,526
Conversion of subordinated debentures
    into common stock ...............................        560,729           2,610              -               -           2,610
Cash in lieu of fractional shares ...................           (233)              -             (2)              -              (2)
Cash dividend declared ..............................              -               -           (149)              -            (149)
                                                           ---------      ----------     ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2005 .........................      3,181,089      $   13,450     $    1,510      $     (178)     $   14,782
                                                           =========      ==========     ==========      ==========      ==========


BALANCE, DECEMBER 31, 2005 ..........................      3,372,298      $   14,340     $    2,149      $     (361)     $   16,128

Net income for period ...............................              -               -          2,603               -           2,603
Other comprehensive loss
   Unrealized holding losses arising during
     period, net of tax benefit of $70 ..............              -               -              -              84              84
                                                                                                                         ----------
Comprehensive income ................................              -               -              -               -           2,687
Stock based compensation ............................              -              81              -               -              81
Cash in lieu of fractional shares ...................           (407)              -             (5)              -              (5)
Exercise of stock options ...........................            550               5              -               -               5
Cash dividend declared ..............................              -               -           (190)              -            (190)
                                                           ---------      ----------     ----------      ----------      ----------
BALANCE, SEPTEMBER 30, 2006 .........................      3,372,441      $   14,426     $    4,557      $     (277)     $   18,706
                                                           =========      ==========     ==========      ==========      ==========

*The Company declared a ten percent stock dividend on July 19, 2006. Common shares outstanding have been adjusted to reflect the stock dividend.

The accompanying notes are an integral part of these consolidated financial statements.

                    GRANDSOUTH BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                         2006              2005
                                                                                                         ----              ----
OPERATING ACTIVITIES
   Net income ..................................................................................      $  2,603          $  1,661
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Provision for loan losses .................................................................           555               800
     Depreciation and amortization .............................................................           290               253
     Gain on sale of investment securities available for sale ..................................             -               (18)
     Gain on sale of assets acquired in settlement of loans ....................................          (119)                -
     Loss (gain) on sale of premises and equipment .............................................            (6)                6
     Accretion of bank owned life insurance ....................................................          (125)             (120)
     Stock based compensation ..................................................................            81                 -
     Write-down of assets acquired in settlement of loans ......................................             -                25
   Changes in operating assets and liabilities:
     Decrease in other assets, net .............................................................          (703)             (149)
     Increase (decrease) in other liabilities, net .............................................         3,448              (272)
                                                                                                      --------          --------
         Net cash provided by operating activities .............................................         6,024             2,186
                                                                                                      --------          --------
INVESTING ACTIVITIES
   Origination of loans, net ...................................................................       (27,434)          (13,999)
   Purchase of investment securities available for sale ........................................       (20,926)          (14,034)
   Paydowns on mortgage-backed investment securities available for sale ........................         2,416             1,980
   Maturities of investment securities available for sale ......................................         2,000                 -
   Sales of investment securities available for sale ...........................................             -               962
   Redemption (purchase) of Federal Home Loan Bank stock .......................................           (88)              157
   Proceeds from sale of assets acquired in settlement of loans ................................           749                80
   Acquisition of goodwill .....................................................................             -              (737)
   Proceeds from sale of premises and equipment ................................................            19                 4
   Purchase of premises and equipment ..........................................................        (1,015)             (863)
                                                                                                      --------          --------
         Net cash used for investing activities ................................................       (44,279)          (26,450)
                                                                                                      --------          --------
FINANCING ACTIVITIES
   Increase in deposits, net ...................................................................        40,039            30,993
   Decrease in Federal Home Loan Bank advances, net ............................................        (2,000)           (5,000)
   (Decrease) increase in other borrowings, net ................................................        (3,900)            1,000
   Issuance of junior subordinated debentures ..................................................         8,247                 -
   Dividends paid ..............................................................................          (123)              (91)
   Proceeds from exercise of stock options .....................................................             5                 -
   Cash paid in lieu of fractional shares ......................................................            (5)               (2)
                                                                                                      --------          --------
         Net cash provided by financing activities .............................................        42,263            26,900
                                                                                                      --------          --------
         Net increase in cash and cash equivalents .............................................         4,008             2,636
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................................        12,940             5,968
                                                                                                      --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................................      $ 16,948          $  8,604
                                                                                                      ========          ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
   Decrease (increase) in net unrealized losses on securities available for sale ...............      $    154          $   (214)
                                                                                                      ========          ========
   Loans charged-off, net ......................................................................      $  1,213          $    445
                                                                                                      ========          ========
   Loans transferred to assets acquired in settlement of loans .................................      $      -          $    310
                                                                                                      ========          ========
   Dividends declared, but unpaid ..............................................................      $     67          $     58
                                                                                                      ========          ========

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

           Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on previously reported stockholders' equity or net income. All dollars are in thousands, except per share data.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A summary of these policies is included in the Company's annual report on Form 10-KSB filed with the SEC, for the year ended December 31, 2005 (the "Company's 2005 Annual Report"). For further information, refer to the financial statements and footnotes thereto included in the Company's 2005 Annual Report.

                                                                     (Continued)

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

         Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended September 30, 2006 and 2005.

                                                                                                      Weighted
                                                                                                       Average
                                                                                   Income               Shares*           Per-share
                                                                                 (numerator)          (denominator)        amount
                                                                                 -----------          -------------        ------
For the three months ended September 30, 2006
      Basic net income per common share
         Income available to common stockholders ......................            $      849             3,371,891         $   0.25
         Effect of dilutive instruments:
            Stock options .............................................                     -               282,587                -
                                                                                   ----------            ----------
      Diluted net income per common share
         Income available to common stock-holders
         plus assumed exercises of stock options
                                                                                   $      849             3,654,478         $   0.23
                                                                                   ==========             =========
For the three months ended September 30, 2005
      Basic net income per common share
         Income available to common stockholders ......................            $      594             2,869,123         $   0.21
         Effect of dilutive instruments:
            Stock options .............................................                     -               192,918                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ................................                    31               457,967                -
                                                                                   ----------             ---------
      Diluted net income per common share
         Income available to common stockholders
         plus assumed exercises of stock options ......................            $      625             3,520,008         $   0.18
                                                                                   ==========             =========

     *The Company declared a ten percent stock dividend on July 19, 2006. Weighted average common shares outstanding have been adjusted to reflect the stock dividend.

                                                                     (Continued)

           Following is a reconciliation of basic net income per share to diluted net income per share for the nine months ended September 30, 2006 and 2005.


                                                                                                      Weighted
                                                                                                       Average
                                                                                   Income               Shares*           Per-share
                                                                                 (numerator)          (denominator)        amount
                                                                                 -----------          -------------        ------
For the nine months ended September 30, 2006
      Basic net income per common share
         Income available to common stockholders ......................            $    2,603             3,371,891         $   0.77
         Effect of dilutive instruments:
            Stock options .............................................                     -               259,716                -
                                                                                   ----------             ---------
      Diluted net income per common share
         Income available to common stock-holders
         plus assumed exercises of stock options ......................            $    2,603             3,631,607         $   0.72
                                                                                   ==========             =========

For the nine months ended September 30, 2005
      Basic net income per common share
         Income available to common stockholders ......................            $    1,661             2,703,586         $   0.61
         Effect of dilutive instruments:
            Stock options .............................................                     -               173,734                -
         Effect of convertible instruments:
            Interest savings/incremental shares
               assumed on conversion of
               subordinated debentures ................................                    70               608,455                -
                                                                                   ----------             ---------
      Diluted net income per common share
         Income available to common stockholders
         plus assumed exercises of stock options ......................            $    1,731             3,485,775         $   0.50
                                                                                   ==========             =========

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

                                                                     (Continued)

NOTE 4 -RECENT ACCOUNTING PRONOUNCEMENTS

         The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the
Company:

         In September of 2006, the FASB issued SFAS 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in conformity with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. This statement expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. The Company does not expect the adoption of this statement to have a material effect on its financial statements or on its results of operations.

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

                                                                          Three months ended                  Nine months ended
                                                                             September 30                        September 30
                                                                             ------------                        ------------
                                                                         2006              2005             2006              2005
                                                                         ----              ----             ----              ----

Net income, as reported ....................................         $        849         $   594          $ 2,603          $ 1,661
Add:  Stock based compensation
     expense included in net income,
     net of tax effects ....................................                   37               -               52                -
Deduct: Total stock-based compensation
     expense determined under fair value
     based method for all awards,
     net of tax effects ....................................                  (37)            (13)             (52)             (40)
                                                                     ------------         -------          -------          -------
Net income (2006) and
   pro forma net income (2005) .............................         $        849        $    581          $ 2,603          $ 1,621
                                                                     ============         =======          =======          =======
Net income per common share:
       Basic - as reported .................................         $       0.25         $  0.21          $  0.77          $  0.61
                                                                     ============         =======          =======          =======
       Basic - pro forma (2005) ............................                              $  0.20                           $  0.60
                                                                                          =======                           =======
       Diluted - as reported ...............................         $       0.23         $  0.18          $  0.72          $  0.50
                                                                     ============         =======          =======          =======
       Diluted - pro forma (2005) ..........................                              $  0.17                           $  0.47
                                                                                          =======                           =======

         As of September 30, 2006 the Company had 475,642 outstanding options to employees and directors. The table set forth below summarizes stock option activity for the Company's stock compensation plan for the period ended September 30, 2006. The number of shares outstanding, granted exercised and the corresponding weighted average exercise prices have been adjusted to reflect the ten percent stock dividend declared on July 19, 2006.

                                                              Stock Options
                                                             Weighted-Average
                                                   Shares      Exercise Price
                                                   ------      --------------

Outstanding at December 31, 2005 ............      456,392       $  5.24
Granted .....................................       19,800         12.50
Forfeited ...................................            -             -
Exercised ...................................         (550)         8.41
                                                   -------
Outstanding at September 30, 2006 ...........      475,642          5.54
                                                   =======

         The table set forth below summarizes non-vested stock options as of September 30, 2006. The number of non-vested shares outstanding, granted and vested during the year and the weighted average fair values have been adjusted to reflect the ten percent stock dividend declared on July 19, 2006.

                                                                     (Continued)

                                                              Weighted-Average
                                                     Number     Fair Value
                                                     ------     ----------
Non-vested outstanding at December 31, 2005 ....... 181,182       $2.38
Granted ...........................................  19,800        5.63
Vested during the year ............................ (51,309)       2.01
Forfeited during the year .........................       -           -
                                                    -------       -----
Non-vested outstanding at September 30, 2006 ...... 149,673        2.90
                                                    =======

         As of September 30, 2006, there was $348,246 total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 54 months.

         The fair value of each option granted is estimated on the grant date using the Black-Scholes option-pricing model. For options granted on April 19, 2006, the following assumptions were used: dividend yield of 0.69%, expected term of 10 years, risk-free interest rate of 5.04%, expected life of 8 years, and expected volatility of 31%. For options granted on July 19, 2006, the following assumptions were used: dividend yield of 0.61%, expected term of 10 years, risk-free interest rate of 5.06%, expected life of 8 years, and expected volatility of 33%.

         The  following  table  summarizes   information   about  stock  options
outstanding under the Company's plans at September 30, 2006.

                                       Outstanding          Exercisable
                                       -----------          -----------

Number of options ....................     475,642               303,780
Weighted average remaining life ......        5.20 years            3.40 years
Weighted average exercise price ......  $     5.30           $      3.69
High exercise price ..................  $    13.62           $      7.73
Low exercise price ...................  $     3.25           $      3.25


NOTE 6 - COMMITMENTS AND CONTINGENCIES

           The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2006, the Bank had issued commitments to extend credit of $61,450 through various types of lending. The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity" in the "Management's Discussion and Analysis or Plan of Operation," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

           In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,467 at September 30, 2006. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.


                                                                     (Continued)

         Obligations under noncancelable operating lease agreements totaled approximately $339 at September 30, 2006. These obligations are payable over several years as shown in Note 10 to the Financial Statements in the Company's 2005 Annual Report.

           As a result of the third quarter 2005 acquisition of $2,413 in specialty commercial loans, the Company is obligated to pay the former owners of that specialty business a percentage of the outstanding specialty commercial loan balances quarterly. Currently, the percentage payout is 3% annually, but the percentage declines over the life of the agreement that expires May 16, 2015. The payout for the first nine months of 2006 was approximately $120.

           Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings.


NOTE 7 - CONCENTRATIONS OF CREDIT RISK

           The Bank makes loans to individuals and small businesses located primarily in the upstate of South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank generally does not make long-term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest-only features or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks.


NOTE 8 - STOCK DIVIDEND

         On July 19, 2006, the Company's board of directors declared a ten percent stock dividend to shareholders of record as of August 10, 2006 that was distributed on August 31, 2006. Cash was paid in lieu of fractional shares.


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

                                                                     (Continued)

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


GENERAL

           The Bank opened a new branch,  its first  office in  Anderson,  South
Carolina, at 1601 North Fant Street on April 17, 2006. This branch, which currently has seven employees, has generated 22% of the Bank's total deposits at September 30, 2006. The generation of deposits has been driven by rate specials on certificates of deposits and other grand opening specials.


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

           Certain accounting policies involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from

                                                                     (Continued)
these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company.

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


RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2006 and 2005

         The Company's net income for the third quarter of 2006 was $849 or $0.23 per diluted share, compared to $594, or $0.18 per diluted share, for the third quarter of 2005.


Net Interest Income

         Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,233

                                                                     (Continued)
and $2,565 for the three months ended September 30, 2006 and 2005, respectively. This 26% increase can be attributed to the yield on earning assets growing faster than the cost of interest bearing liabilities and the volume of interest earning assets growing faster than the volume of interest bearing liabilities. Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. The following table reflects these changes during the third quarter in more detail.

                                                          Average Balances, Income and Expenses, and Yields and Rates
                                                                       For the three months ended September 30,
                                                                       ----------------------------------------
                                                                    2006                                      2005
                                                                    ----                                      ----
                                                     Average       Income/    Annualized      Average        Income/    Annualized
                                                    Balances(1)    Expense    yield/rate      balances(1)    Expense    yield/rate
                                                    -----------    -------    ----------      -----------    -------    ----------
Federal funds sold ...............................  $ 14,072       $    184       5.22%       $ 13,277       $    116      3.49%
Investment securities (2) ........................    43,252            514       4.76%         26,883            259      3.85%
Loans (3) (4) ....................................   218,605          5,550      10.16%        186,144          4,011      8.62%
                                                    --------       --------                   --------       --------
     Total interest earning assets ...............  $275,929          6,248       9.06%       $226,304          4,386      7.75%
                                                    ========       --------                   ========       --------

Interest bearing deposits ........................  $240,722          2,768       4.60%       $194,235          1,612      3.32%
FHLB advances ....................................     8,411             92       4.40%          9,478            103      4.35%
Jr. subordinated debentures ......................     8,128            155       7.57%              -              -         -
Other borrowings .................................         -              -          -%          5,765            106      7.35%
                                                    --------       --------                   --------       --------
   Total interest bearing liabilities ............  $257,261          3,015       4.69%       $209,478          1,821      3.48%
                                                    ========       --------                   ========       --------
Net interest spread (5) ..........................                                4.37%                                    4.27%
Net interest income/margin (6) ...................                 $  3,233       4.69%                      $  2,565      4.53%
                                                                   ========       ====                       ========      ====

Notes to table:

(1)  Average balances are computed on a daily basis.
(2) Interest income on tax-exempt securities included in this category is not calculated on a tax equivalent basis.
(3) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis, but is not material. All loans and deposits are domestic.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net interest margin is net interest income divided by total average interest earning assets.

           As reflected in the previous table, average interest earning assets for the third quarter of 2006 increased by $49,625 or 22% over the same period in 2005, while average interest bearing liabilities increased by $47,783 or 23%. Competitive rate pricing and the opening of the Anderson office have been the major contributing factors to the increase in earning assets and deposits in the third quarter of 2006 over the third quarter of 2005.

           The increase of 131 basis points in the yield on earning assets and an increase of 121 basis points in the cost of interest bearing liabilities is attributable to a 150 basis point increase in short term interest rates from October 1, 2005 through September 30, 2006. Prime rate was flat for the quarter ending September 30, 2006. The net interest margin for the quarter ended September 30, 2006 increased by 16 basis points over 2005. The interest rate environment resulted in the Bank's interest earning assets repricing at a faster pace than interest bearing liabilities causing the net interest margin to improve. The improvement in the net interest margin is also attributable to a

                                                                     (Continued)
significant increase in volume of commercial lines of credit which carry a higher than average yield and the Company's attracting more money market accounts than jumbo certificates of deposit. Money market accounts typically pay a lower interest rate than jumbo certificates.


Noninterest Income and Expenses

           Noninterest income was $288 and $134 for the three months ended September 30, 2006 and 2005, respectively. This 115% increase was mostly due to a $119 gain on the sale of other assets acquired in the settlement of loans.

           Noninterest expenses for the three months ended September 30, 2006 and 2005 were $1,982 and $1,454, respectively. This increase of $528 was primarily due to an increase of $405 in salaries and employee benefits. The increases in salary and benefits were primarily due to expenses related to increased staffing needs in connection with the expansion of the Company's commercial loan department and the opening of the Anderson branch office, as well as stock-based compensation expense recognized under SFAS 123R.


RESULTS OF OPERATIONS

Results of operations for the nine months ended September 30, 2006 and 2005

       The Company's net income for the first nine months of 2006 was $2,603, or $0.72 per diluted share, compared to $1,661, or $0.50 per diluted share, for the first nine months of 2005. This 57% increase in net income is primarily a result of the Company effectively managing the Bank's net interest margin by investing and borrowing funds, and setting competitive rates as described in more detail in the following section.


Net Interest Income

       Net interest income, was $9,384 and $6,751 for the nine months ended September 30, 2006 and 2005, respectively. Average interest earning assets for the first nine months of 2006 increased by $44,930 or 21% over the same period in 2005, while average interest bearing liabilities increased by $40,394 or 20% comparing the first nine months of 2006 over the same period in 2005. The majority of this increase is in loans, specifically commercial and commercial real estate loans. This growth has also been fueled by the opening of the Anderson office and the economic development going on throughout the upstate of South Carolina.

                                                                     (Continued)

                                                          Average Balances, Income and Expenses, and Yields and Rates
                                                                       For the nine months ended September 30,
                                                                       ----------------------------------------
                                                                    2006                                      2005
                                                                    ----                                      ----
                                                     Average       Income/    Annualized      Average        Income/    Annualized
                                                    Balances(1)    Expense    yield/rate      balances(1)    Expense    yield/rate
                                                    -----------    -------    ----------      -----------    -------    ----------
Federal funds sold ............................     $ 13,301       $    491       4.92%        $  9,290    $    221         3.17%
Investment securities (2) .....................       34,016          1,113       4.36%          22,554         613         3.62%
Loans (3) (4) .................................      209,751         15,496       9.85%         180,294      10,471         7.74%
                                                    --------       --------                    --------     -------
     Total earning assets .....................     $257,068         17,100       8.87%        $212,138      11,305         7.11%
                                                    ========       --------                    ========     -------

Total interest bearing deposits ...............     $225,322          7,097       4.20%        $180,931       3,936         2.90%
FHLB advances .................................        8,470            276       4.35%          12,356         365         3.94%
Jr. subordinated debentures ...................        4,229            237       7.45%               -           -            -
Other borrowings ..............................        1,889            106       7.49%           6,229         253         5.42%
                                                    --------       --------                    --------     -------
   Total interest bearing liabilities .........     $239,910          7,716       4.29%        $199,516       4,554         3.04%
                                                    ========       --------                    ========     -------
Net interest spread (5) .......................                                   4.58%                                     4.07%
Net interest income/margin (6) ................                    $  9,384       4.87%                    $  6,751         4.24%
                                                                   ========       ====                     ========         ====

Notes to table:

(1)  Average balances are computed on a daily basis.
(2) Interest income on tax-exempt securities included in this category is not calculated on a tax equivalent basis.
(3) Nonaccrual loans are included in average loan balances for yield computations. The effect of foregone interest income as a result of loans on nonaccrual was not considered in the above analysis, but is not material. All loans and deposits are domestic.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net interest margin is net interest income divided by total average interest earning assets.

Noninterest Income

           Noninterest income was $595 and $421 for the nine months ended September 30, 2006 and 2005, respectively. This 41% increase can be attributed to a 18% increase in deposits year-to-date since the largest component of noninterest income is service charges on deposit accounts. This increase is also attributable to a $119 gain on the sale of other assets acquired in the settlement of loans.

Noninterest expenses

           Noninterest expenses for the nine months ended September 30, 2006 and 2005 were $5,535 and $3,733, respectively. This increase of $1,802 was due primarily to an increase of $1,346 in salaries and benefits, an increase in insurance expense of $179, an increase of postage and supplies of $83 and an increase in premises and equipment expense of $82. The increase in salaries and benefits was due to expenses related to increased staffing needs in connection with the expansion of the Company's commercial loan department and the Anderson branch opening, as well as compensation expense recognized under SFAS 123R. At September 30, 2006, the Company had 64 full-time equivalent employees, compared to 49 one year earlier. The increase in insurance expense was due to premiums paid to insure the Company against loss on its dealer floor plan loans. The increase in postage and supplies expense was due to the increase in printing

                                                                     (Continued)
costs for promotional materials related to the Anderson office opening, the increase in office supplies was due to the increased number of employees, and the increase in postage expense was due to the expansion of the commercial loan portfolio. The increase in premises and equipment expense was due to increased depreciation expense and occupancy expense related to expanding the commercial loan department into the third floor of the Halton Road facility and the opening of the Anderson Branch.


MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, investment, deposit and borrowing activities.
Management actively monitors and manages its interest rate risk exposure by maintaining an appropriate balance between fixed and variable rates for its interest earning assets and its interest bearing liabilities. Although the Company manages other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk that would ordinarily be expected to affect the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


BALANCE SHEET REVIEW


Investment Securities Available for Sale

         The amortized cost and fair value of investment securities available for sale are as follows:

                                                                           September 30, 2006                  December 31, 2005
                                                                           ------------------                  -----------------
                                                                       Amortized           Fair          Amortized            Fair
                                                                         Cost             Value             Cost              Value
                                                                         ----             -----             ----              -----

U. S. government agencies ..................................           $25,497           $25,377           $14,498           $14,289
State and municipals .......................................             2,919             2,958               463               461
Mortgage backed ............................................            16,827            16,489            13,772            13,410
                                                                       -------           -------           -------           -------

       Total investment securities .........................           $45,243           $44,824           $28,733           $28,160
                                                                       =======           =======           =======           =======

         During 2006, due primarily to the opening of the Anderson branch, deposits have grown faster than loans resulting in excess funds available to invest in federal funds sold and additional investments. The Company has been investing in all categories of current investments and has made an effort to increase the municipal portfolio to take advantage of the tax savings.


                                                                     (Continued)

Loans and Allowance for Loan Losses

           The following table shows the distribution of the loan portfolio at each date shown.

                                                                       September 30, 2006                  December 31, 2005
                                                                       ------------------                  -----------------
Commercial, financial and agricultural ..................          $ 40,054              18%          $ 41,915            21%
Real estate -- construction .............................            59,575              26%            39,895            20%
Real estate -- other ....................................           121,491              54%           110,694            55%
Installment loans to individuals ........................             5,463               2%             7,858             4%
                                                                   --------             ---           --------           ---

Total loans .............................................          $226,583             100%          $200,362           100%
                                                                   ========             ===           ========           ===
Less:  allowance for loan losses ........................             2,392                              3,050
Loans, net ..............................................          $224,191                           $197,312
                                                                   ========                           ========
Allowance as a percentage of total loans ................              1.06%                              1.52%

         The increase in real estate construction loans was the result of an increased demand for these types of loans in the Bank's market area.

         The decrease in the allowance as a percentage of loans at September 30, 2006 is due to a $1,150 charge off on a loan to a borrower that is currently in bankruptcy. The Bank still has $426 outstanding with this borrower which it expects to recover due to the fair market value of the collateral involved and its expected marketability. The amount of the provision expense (see table below) was primarily the result of management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following tables show the changes in allowance for loan and lease losses during the periods shown:

                                            Three Months Ended September 30
                                            -------------------------------
                                                2006               2005
                                                ----               ----
Balance, July 1 ......................        $ 2,426            $ 2,453
Provision ............................            250                300
Charge-offs ..........................           (433)              (100)
Recoveries ...........................            149                 28
                                              -------            -------
Balance, September 30 ................        $ 2,392            $ 2,681
                                              =======            =======

                                            Nine Months Ended September 30
                                            ------------------------------
                                                2006              2005
                                                ----              ----
Balance, January 1 ...................        $ 3,050            $ 2,293
Provision ............................            555                800
Charge-offs ..........................         (1,520)              (445)
Recoveries ...........................            307                 33
                                              -------            -------
Balance, September 30 ................        $ 2,392            $ 2,681
                                              =======            =======

                                                                     (Continued)

Asset Quality

                                                                                     September 30,      December 31,
                                                                                         2006               2005           $ change
                                                                                         ----               ----           --------
Non-accrual loans ............................................................          $ 1,205           $ 2,551           $(1,346)
Other nonperforming assets ...................................................                -               630              (630)
                                                                                        -------           -------           -------
       Total nonperforming assets ............................................          $ 1,205           $ 3,181           $(1,976)
                                                                                        =======           =======           =======
       Total nonperforming assets as a percentage of loans
         and other nonperforming assets ......................................             0.53%             1.58%

Potential Problem Loans

           Management has identified and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. At September 30, 2006, loans in the amount of $663 were determined by management to be potential problem loans.

Deposits

           The amounts and composition of total deposits as of September 30, 2006 and December 31, 2005 were as follows:

                                                     September 30, 2006                        December 31, 2005
                                                     ------------------                        -----------------
                                                 Amount                Percent           Amount                 Percent
                                                 ------                -------           ------                 -------
Noninterest bearing ................           $ 16,684                  6.4%           $ 12,321                  5.6%
NOW accounts .......................              2,670                  1.0               2,941                  1.3
Money market accounts ..............             78,656                 30.1              50,905                 23.0
Savings ............................                597                  0.2                 751                  0.3
Time, less than $100,000 ...........             91,029                 34.8              80,064                 36.1
Time, $100,000 and over ............             72,064                 27.5              74,679                 33.7
                                               --------                -----            --------                -----
                                               $261,700                100.0%           $221,661                100.0%
                                               ========                =====            ========                =====

           The Company has been very successful at attracting new money market accounts by offering competitive rates and terms. These funds tend to be more stable and cost less than time deposits $100,000 and over. As core deposits grow, the Company is becoming less reliant on volatile funds such as brokered certificates. Brokered certificates of deposit have declined from the 2005 year-end balance of $30,774 to $9,983 at September 30, 2006.

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

         The Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At September 30, 2006, the Bank had the ability to borrow up to 15% of assets from the FHLB, and $6,500 of these borrowings were outstanding. The unused borrowing capacity available from the FHLB, which at September 30, 2006 was approximately $45,000, assumes that the Bank's $886 investment in FHLB stock as well as certain securities and/or qualifying loans would be pledged to secure any future borrowings. The maximum amount of FHLB borrowings outstanding at the end of any month in 2006 was $8,500.

                                               September 30, 2006
                                               ------------------
                              Current        Maturity                  Rate
                              balance          Date         Rate       Type
                              -------          ----         ----       ----

Advance ...................  $    6,500     11/02/2006      4.33%      Fixed
                              ---------                     -----
     Total FHLB advances ..  $    6,500                     4.33%
                             ==========

         The advance outstanding at September 30, 2006 matured on November 2, 2006. At this time, the Company does not plan on obtaining any new advances. As a result of the advance maturing, the FHLB redeemed $382 of the FHLB stock that the Company owned at September 30, 2006, bringing the bank's investment to $504 as of November 3, 2006.

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


CAPITAL TRUST AND JUNIOR SUBORDINATED DEBENTURES

         On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this

                                                                     (Continued)
issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"). These securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points (7.24% at September 30, 2006). The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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


CAPITAL RESOURCES

         The Company's stockholders' equity increased by $2,578 for the first nine months of 2006. This net change is mostly a result of net income of $2,603, a decrease in the unrealized loss on investment securities of $84, stock options exercised for $5 and stock-based compensation accrued of $81. Stockholders' equity decreased as a result of a cash dividend declared during the first nine months totaling $190, and cash paid in lieu of fractional shares of $5 in conjunction with the stock dividend paid on August 31, 2006. The unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's equity to asset ratio was 6.23% at September 30, 2006, as compared to 6.40% at December 31, 2005.

         The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. Under the Federal Reserve guidelines, the $8,000 of capital securities issued by the Trust are includible in the Company's Tier 1 or Tier 2 capital as defined by the guidelines. As of September 30, 2006, the Company and Bank exceeded the capital levels that are required to be maintained.

         It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

         Company and Bank capital ratios at September 30, 2006 are presented in the following table, compared with the "well capitalized" and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                                                     (Continued)

                                                                                              Capital Ratios
                                                                                              --------------
                                                                                           Well              Adequately
                                                                                        Capitalized          Capitalized
                                                                     Actual             Requirement          Requirement
                                                                     ------             -----------          -----------
                                                              Amount       Ratio     Amount      Ratio      Amount      Ratio
                                                              ------       -----     ------      -----      ------      -----

Company (consolidated)
As of September 30, 2006
Total capital (to risk weighted assets) ..............       $28,637       11.90%        N/A       N/A      $19,258      8.0%
Tier 1 capital (to risk weighted assets) .............        24,266       10.08%        N/A       N/A        9,629      4.0%
Tier 1 capital (to average assets) ...................        24,266        8.27%        N/A       N/A       11,740      4.0%
Bank:
As of September 30, 2006
Total capital (to risk weighted assets) ..............       $27,023       11.23%    $24,072      10.0%     $19,258      8.0%
Tier 1 capital (to risk weighted assets) .............        24,631       10.23%     14,443       6.0%       9,629      4.0%
Tier 1 capital (to average assets) ...................        24,631        8.42%     14,620       5.0%      11,696      4.0%

                                                                     (Continued)

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




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ J. B. Garrett                        Date: November 10, 2006
     -------------------------------------            -----------------
     J. B. Garrett
     Chief Accounting Officer

                                  Exhibit Index




     Exhibit 31.1 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 31.2 Certifications of Chief Financial Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32     Certifications pursuant to 18 U.S.C. Section 1350