Form 10KSB
period 2006-12-31
GRANDSOUTH BANCORPORATION
filed 2007-03-30
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2006

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________.

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

         The issuer's revenues for its most recent fiscal year were $23,610,788.

         The aggregate market value of the Registrant's voting common equity held by non-affiliates on March 15, 2007 was $44,885,641 based on the average of the bid and asked price on the OTC Bulletin Board. The registrant has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 23, 2007, there were 3,373,846 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2006 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer purchases of Equity Securities .....      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......     10
Item 7   Financial Statements ...........................................     10
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 8A  Controls and Procedures ........................................     10
Item 8B  Other Information ..............................................     10
                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control
           Persons and Corporate Governance; Compliance With Section
           16(a) of the Exchange Act ....................................     11
Item 10  Executive Compensation .........................................     11
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     11
Item 12  Certain Relationships and Related Transactions,
           and Director Independence ....................................     12
                                     Part IV
Item 13  Exhibits .......................................................     12
Item 14  Principal Accountant Fees and Services .........................     13

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Greenville, Fountain Inn and Anderson South Carolina. The main office is located at 381 Halton Road, in Greenville, South Carolina, and the branch offices are located at 325 South Main Street, in Fountain Inn, South Carolina and 1601 North Fant Street in Anderson, South Carolina.

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

         At December 31, 2007, the Bank employed 66 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         As of June 30, 2006, the most recent date for which information is available, the Bank competed in the Greenville County, South Carolina market with 28 other banks and savings banks with 157 branch locations. Aggregate deposits in the Greenville County market were approximately $8.4 million. The Bank had a 2.51% share of the Greenville County market as of that date. The Bank also has an office in Anderson County, South Carolina, where, as of June 30, 2006, it competed with 16 other banks and savings banks with 61 branch locations. Aggregate deposits in the Anderson County market were $2.2 billion. The Bank had a 2.04% share of the market.

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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Federal Deposit Insurance Corporation ("FDIC") insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

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

Item 2.    Description of Property.

         The Bank leases property at the intersection of Halton Road and Rocky Slope Road in Greenville, South Carolina where its main office facility is located. The property is leased until 2021 for $1,000 per month for years one through five, $1,322 per month for years six through fifteen, and $1,521 per month for years sixteen through the end of the lease term. This facility, which was completed in August 2002, is a 20,000 square foot, three story building. The cost of building and furnishing the new facility totaled $2.9 million. The Bank owns the property located at 1601 North Fant Street in Anderson, South Carolina, where a branch office is located.

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

Item 4.    Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" and in Note 18 to the Company's Consolidated Financial Statements in the Annual Report to Shareholders for the year ended December 31, 2006 (the "2006 Annual Report") is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Sales of Unregistered Securities

         The Company did not sell any equity securities during 2006 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2006. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 228.703.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis or Plan of Operation" in the Registrant's 2006 Annual Report to Shareholders is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements, including Notes thereto, set forth in the Registrant's 2006 Annual Report to Shareholders are incorporated herein by reference.

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

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2006 that was not so disclosed.

                                    PART III

Item 9. Directors,  Executive  Officers,  Promoters  and   Control  Persons  and
        Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the SEC for the 2007 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Directors serve for a one year term, or until their successors are elected and qualify to serve.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its Board (the Company's entire Board of Directors functions as the Audit Committee). After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as a director and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's Board. The Company's Board is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the Board believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its Board.

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

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2006 Director Compensation" in the Proxy Statement is incorporated herein by reference; provided, however, the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless the Company specifically incorporates it by reference therein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders (1)                   472,038                    $5.53                          383,990

Equity compensation
plans not approved
by security holders                          -                        -                                -
                                       _______                     ____                          _______
Total                                  472,038                     5.53                          383,990

(1) Options issued and shares reserved pursuant to Registrant's amended 1998 Stock Option Plan. The number of shares subject to outstanding options, exercise prices and number of shares remaining available for future issuance of options have been restated to reflect the 5% stock dividends declared in January 2003 and the 10% stock dividends declared in January 2004, February 2005 and July 2006.

Item 12.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the caption "Certain Relationships and Related Transactions" and "Governance Matters - Director Independence" in the Proxy Statement is incorporated herein by reference. All members of the Board of Directors serve as the Company's Audit, Compensation and Nominating Committees, and, as set forth under "Governance Matters -- Director Independence" in the Proxy Statement, not all members of the Board are independent as such term is defined by the Nasdaq Global Market Marketplace Rules.


Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.             Description
-----------             -----------

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3                   Executive Supplemental Retirement Plan Executive
                        Agreement with Ronald K. Earnest (4)
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest (5)
10.5                   Amended and Restated Declaration of Trust of GrandSouth
                        Capital Trust I, dated as of May 10, 2006 (6)
10.6                   Guarantee Agreement of GrandSouth Bancorporation, dated
                        as of May 10, 2006 (6)
10.7                   Indenture between GrandSouth Bancorporation and
                        Wilmington Trust Company, dated as of May 10, 2006 (6)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2006
21                     Subsidiaries of Registrant
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.

(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.
(5) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 2005.
(6) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.

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

                           GrandSouth Bancorporation


March 30, 2007             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


                           By: s/J. B. Garrett
                              --------------------------------------------------
                                 J. B. Garrett
                                 Senior Vice President
                                 (Chief Financial and Principal Accounting
                                    Officer)


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----
s/Blanton S. Phillips
---------------------------------------  Director                                           March 30 2007
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 30 2007
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 30 2007
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 30 2007
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 30 2007
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 30 2007
--------------------------------
Baety O. Gross


--------------------------------         Director                                           ________, 2007
S. Hunter Howard, Jr.

                                         Director                                           ________, 2007
--------------------------------
J. Calhoun Pruitt, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3                   Executive Supplemental Retirement Plan Executive
                        Agreement with Ronald K. Earnest (4)
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest (5)
10.5                   Amended and Restated Declaration of Trust of GrandSouth
                        Capital Trust I, dated as of May 10, 2006 (6)
10.6                   Guarantee Agreement of GrandSouth Bancorporation, dated
                        as of May 10, 2006 (6)
10.7                   Indenture between GrandSouth Bancorporation and
                        Wilmington Trust Company, dated as of May 10, 2006 (6)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2006
21                     Subsidiaries of Registrant
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2001.
(5) Incorporated by reference to Registrant's Form 10-KSB for the year ended December 31, 2005.
(6) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.