Form 10-Q
period 2007-03-31
GRANDSOUTH BANCORPORATION
filed 2007-05-15
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     _______________.

                        Commission File Number: 000-31937


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]  Accelerated filer [ ]  Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes    [X]   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,373,845 Shares Outstanding on May 9, 2007

                            GRANDSOUTH BANCORPORATION

                                    FORM 10-Q

                                      Index
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .......................................  3
          Consolidated Statements of Income .................................  4
          Consolidated Statements of Changes in Shareholders' Equity ........  5
          Consolidated Statements of Cash Flows .............................  6
          Notes to Unaudited Consolidated Financial Statements ..............  7

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................... 10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ........ 18

Item 4T. Controls and Procedures ............................................ 19

PART II. OTHER INFORMATION

Item 6.  Exhibits ........................................................... 19

SIGNATURES .................................................................. 20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                          2007             2006
                                                                                                          ----             ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   7,606          $   6,145
     Federal funds sold ......................................................................             7,378             13,659
                                                                                                       ---------          ---------
         Cash and cash equivalents ...........................................................            14,984             19,804
     Securities available-for-sale ...........................................................            46,000             41,646
     Other investments, at cost ..............................................................               540                504
     Loans, net of allowance for loan losses $2,651 for 2007 and $2,423 for 2006 .............           240,822            224,338
     Premises and equipment, net .............................................................             5,115              5,120
     Bank owned life insurance ...............................................................             4,619              4,576
     Assets acquired in settlement of loans ..................................................                35                149
     Interest receivable .....................................................................             2,013              1,770
     Deferred income taxes ...................................................................               689                713
     Goodwill ................................................................................               737                737
     Other assets ............................................................................               588                953
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 316,142          $ 300,310
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  16,625          $  15,215
         Interest bearing ....................................................................           267,098            253,708
                                                                                                       ---------          ---------
            Total deposits ...................................................................           283,723            268,923
     Junior subordinated debentures ..........................................................             8,247              8,247
     Interest payable ........................................................................               744                685
     Other liabilities .......................................................................             3,254              2,985
                                                                                                       ---------          ---------
            Total liabilities ................................................................           295,968            280,840
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par  value; 20,000,000 shares authorized; issued and
         outstanding - 3,373,846 at March 31, 2007 and 3,373,846 at December 31, 2006 ........            19,080             19,054
     Retained earnings .......................................................................             1,185                554
     Accumulated other comprehensive income (loss) ...........................................               (91)              (138)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            20,174             19,470
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 316,142          $ 300,310
                                                                                                       =========          =========


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                  (Unaudited)
                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                               2007        2006
                                                               ----        ----
                                                          (Dollars in thousands,
                                                           except per share)
Interest income
     Loans, including fees ...............................     $5,640     $4,815
     Investment securities
         Taxable .........................................        497        273
         Nontaxable ......................................         49          4
     Dividends ...........................................          7         11
     Other, principally federal funds sold ...............        149         59
                                                               ------     ------
         Total interest income ...........................      6,342      5,162
                                                               ------     ------

Interest expense
     Deposits ............................................      3,063      1,883
     Short-term borrowings ...............................          -         72
     Junior subordinated debt and FHLB advances ..........        154         91
                                                               ------     ------
         Total interest expense ..........................      3,217      2,046
                                                               ------     ------

Net interest income ......................................      3,125      3,116
Provision for loan losses ................................        255        220
                                                               ------     ------
Net interest income after provision for loan losses ......      2,870      2,896
                                                               ------     ------

Noninterest income
     Service charges on deposit accounts .................         94         82
     Other income ........................................         59         53
                                                               ------     ------
         Total noninterest income ........................        153        135
                                                               ------     ------

Noninterest expense
     Salaries and employee benefits ......................      1,218      1,050
     Occupancy and equipment .............................        165        159
     Data processing .....................................        130         89
     Insurance expense ...................................        120        102
     Professional services ...............................         87         53
     Other expense .......................................        215        221
                                                               ------     ------
         Total noninterest expenses ......................      1,935      1,674
                                                               ------     ------

Income before income taxes ...............................      1,088      1,357
Income tax expense .......................................        390        437
                                                               ------     ------
Net income ...............................................     $  698     $  920
                                                               ======     ======

Per share*
     Net income ..........................................     $ 0.21     $ 0.27
     Net income, assuming dilution .......................       0.19       0.25
     Dividends declared ..................................       0.02       0.02

-----------------------------
* Per share amounts for 2006 have been retroactively restated to reflect a 10% stock dividend effective July 19, 2006.


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                (Unaudited)

                                                               Common Stock
                                                               ------------                            Accumulated
                                                        Number of                      Retained    Other Comprehensive
                                                         Shares          Amount        Earnings       Income (Loss)        Total
                                                         ------          ------        --------       -------------        -----
                                                                    (Dollars in thousands, except per share)

Balance, January 1, 2006 .......................       3,065,726       $   14,340      $    2,149       $     (361)      $   16,128
                                                                                                                         ----------
Comprehensive income:
    Net income .................................               -                -             920                -              920
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $32 ......................               -                -               -              (63)             (63)
                                                                                                                         ----------
        Total other comprehensive income .......                                                                                (63)
                                                                                                                         ----------
          Total comprehensive income ...........                                                                                857
                                                                                                                         ----------
Share-based compensation .......................               -               24               -                -               24
Cash dividends declared, $.02 per share ........               -                -             (61)               -              (61)
                                                      ----------       ----------      ----------       ----------       ----------
Balance, March 31, 2006 ........................       3,065,726       $   14,364      $    3,008       $     (424)      $   16,948
                                                      ==========       ==========      ==========       ==========       ==========



Balance, January 1, 2007 .......................       3,373,846       $   19,054      $      554       $     (138)      $   19,470
                                                                                                                         ----------
Comprehensive income:
    Net income .................................               -                -             698                -              698
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $24 ......................               -                -               -               47               47
                                                                                                                         ----------
        Total other comprehensive income .......                                                                                 47
                                                                                                                         ----------
          Total comprehensive income ...........                                                                                745
                                                                                                                         ----------
Share-based compensation .......................               -               26               -                -               26
Cash dividends declared, $.02 per share ........               -                -             (67)               -              (67)
                                                      ----------       ----------      ----------       ----------       ----------
Balance, March 31, 2007 ........................       3,373,846       $   19,080      $    1,185       $      (91)      $   20,174
                                                      ==========       ==========      ==========       ==========       ==========
















The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                         2007                 2006
                                                                                                         ----                 ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    698           $    920
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               255                220
            Depreciation .....................................................................                99                 95
            Securities accretion and premium amortization ....................................                (2)                 -
            Increase in cash surrender value of bank owned life insurance ....................               (43)               (40)
            Decrease in other assets .........................................................               122                102
            Increase in other liabilities ....................................................               328              1,125
            Share-based compensation .........................................................                26                 24
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,483              2,446
                                                                                                        --------           --------

Investing activities
     Purchases of securities available-for-sale ..............................................            (8,128)                 -
     Principal paydowns of available-for-sale mortgage-backed
         investment securities ...............................................................               832                607
     Maturities, calls and paydowns of securities available-for-sale .........................             3,015                  -
     Purchases of other investments ..........................................................               (36)               (88)
     Net increase in loans made to customers .................................................           (16,774)            (3,535)
     Purchases of premises and equipment .....................................................               (94)              (532)
     Proceeds of sale of assets acquired in settlement of loans ..............................               149                  -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (21,036)            (3,548)
                                                                                                        --------           --------

Financing activities
     Net increase (decrease) in deposits .....................................................            14,800             (2,822)
     Increase in other borrowings ............................................................                 -                100
     Cash dividends paid .....................................................................               (67)               (61)
                                                                                                        --------           --------
                Net cash provided (used) by financing activities .............................            14,733             (2,783)
                                                                                                        --------           --------
Decrease in cash and cash equivalents ........................................................            (4,820)            (3,885)
Cash and cash equivalents, beginning of period ...............................................            19,804             12,940
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 14,984           $  9,055
                                                                                                        ========           ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ............................................................................          $  3,158           $  1,876
         Income taxes ........................................................................                85                526
     Noncash investing and financing activities:
         Other comprehensive income (loss) ...................................................                47                (63)
         Transfers of loans to assets acquired in settlement of loans ........................                35                  -





The accompanying notes are an integral part of these consolidated financial statements.

                            GRANDSOUTH BANCORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

NOTE 1 - ORGANIZATION

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

NOTE 2 - BASIS OF PRESENTATION

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2006 are included in GrandSouth Bancorporation's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

The accompanying interim financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of the results for the interim period have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the 2006 Annual Report on Form 10-KSB.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income. All dollars are in thousands, except per share data.

NOTE 3 - NON-PERFORMING LOANS

As of March 31, 2007, there were $3,442 in nonaccrual loans, no loans 90 or more days past due and still accruing interest and no restructured loans.

NOTE 4 - NET INCOME PER SHARE

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2007 and 2006. Prior year amounts have been adjusted to reflect a 10% stock dividend issued in July 2006.

                                                                                                              (Unaudited)
                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                     2007                   2006
                                                                                                     ----                   ----
                                                                                                          (Dollars in thousands,
                                                                                                         except per share amounts)
Net income per share, basic
  Numerator - net income .............................................................             $      698             $      920
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              3,373,846              3,371,892
                                                                                                   ==========             ==========
               Net income per share, basic ...........................................             $      .21             $      .27
                                                                                                   ==========             ==========

Net income per share, assuming dilution
  Numerator - net income .............................................................             $      698             $      920
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              3,373,846              3,371,892
    Effect of dilutive stock options .................................................                330,244                237,454
                                                                                                   ----------             ----------
               Total shares ..........................................................              3,704,090              3,609,346
                                                                                                   ==========             ==========
               Net income per share, assuming dilution ...............................             $      .19             $      .25
                                                                                                   ==========             ==========

NOTE 5 -RECENT ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

Hybrid Financial Instruments - The provisions of Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140," were effective January 1, 2007. SFAS No. 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, it amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of the Statement had no effect on the Company's consolidated financial statements.

Servicing of Financial Assets - The provisions of Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" were effective January 1, 2007. This Statement potentially simplifies the accounting for separately recognized loan servicing assets and liabilities and any financial instruments used to hedge risks associated with those assets and liabilities. Under SFAS 156, separately recognized servicing assets and liabilities are accounted for initially at fair value, if practicable, and subsequently are accounted for either at fair value or amortized over the economic lives of the related loans. If the fair value method of subsequent valuation is elected, SFAS No. 156 permits income statement recognition of the potential offsetting changes in the fair values of the financial servicing rights and liabilities and the derivative instruments used to hedge them in the same accounting period. The Company currently has no separately recognized loan servicing rights or liabilities and, therefore, adoption of SFAS No. 156 had no effect on the Company's consolidated financial statements.

Fair Value Measurements - The provisions of Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the

Company). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP. The Statement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability (an exit price perspective). In addition, fair value should be viewed as a market-based measurement, rather than an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks and restrictions that may be associated with that asset or liability. SFAS No. 157 does not amend the definition of fair value used in conjunction with Share-Based Payments accounted for under SFAS No. 123(R). The adoption of SFAS No. 157 in 2008 is not expected to have a material effect on the Company's consolidated financial statements.

Accounting for Uncertainty in Income Taxes - The provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," clarify the accounting for uncertainty in income tax positions. FIN 48 prescribes a two-step evaluation process that includes both a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for the Company as of January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements.

The Fair Value Option - The provisions of Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") are effective for fiscal years beginning after November 15, 2007. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. While most of the Statement's provisions apply only to entities that elect the fair value option, SFAS No. 159 also applies to all entities with trading and available-for-sale securities, such as the Company. The Company has not determined what effect, if any, the Statement will have on its future financial statements, other agreements, or planned or intended changes in business practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 6 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, 7.20% as of March 31, 2007. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company. In accordance with Financial Accounting Standards Board Interpretation 46(R), the Trust is not consolidated in the Company's financial statements.

FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements: for purposes of the safe harbor provided in Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The risks and uncertainties include, but are not limited to

     o    our growth and ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

     o the effects of competition from other financial institutions operating in our market area and elsewhere, including institutions operating locally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

     o failure of assumptions underlying the establishment of our allowance for loan losses, including the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorists activities.

The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2006 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the audited consolidated financial statements included in the Company's 2006 Form 10-KSB.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Provision and Allowance for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2006 Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.


CHANGES IN FINANCIAL CONDITION

During the first three months of 2007, loans increased by $16,712, or 7.4%, securities available-for-sale increased by $4,354, or 10.5%, and deposits increased by $14,800, or 5.5%. Federal funds sold decreased by $6,281, or 46.0%. Loan demand continues to be strong in the Company's market area. Competition for deposits is robust due to both the current interest rate environment and the ever-expanding array of products offered by other financial services companies. The Company competes for deposits primarily on the basis of high-quality personal service and by offering attractive interest rates.

RESULTS OF OPERATIONS

Earnings Performance

Net income for the first three months of 2007 was $698, a decrease of $222, or 24.1%, for the comparable 2006 period. Net interest income for the 2007 period was negatively impacted by a decline in net interest margin as earning asset yields were virtually unchanged while rates associated with funding sources increased by approximately 100 basis points. The provision for loan losses increased by $35 in response to a significant increase in both loans outstanding and non-performing loans. Salaries and employee benefits increased by $168 primarily due to staff additions for the Anderson office, which was opened in April 2006, and expansion of the commercial loan department, and data processing expenses increased by $41 as a result of increased numbers of accounts serviced and new products offered. Earnings per share for the first quarter of 2007 were $.21 compared with $.27 for the first quarter of 2006. Earnings per share, assuming dilution for the 2007 and 2006 periods were $.19 and $.25, respectively.

                                                                                       Summary Income Statement
                                                                                       ------------------------
                                                                                                        Dollar          Percentage
For the Three Months Ended March 31,                                2007               2006             Change             Change
                                                                    ----               ----             ------             ------
Interest income .............................................      $ 6,342           $ 5,162           $ 1,180             22.9%
Interest expense ............................................        3,217             2,046             1,171             57.2%
                                                                   -------           -------           -------
Net interest income .........................................        3,125             3,116                 9              0.3%
Provision for loan losses ...................................          255               220                35             15.9%
Noninterest income ..........................................          153               135                18             13.3%
Noninterest expenses ........................................        1,935             1,674               261             15.6%
Income tax expense ..........................................          390               437               (47)           -10.8%
                                                                   -------           -------           -------
Net income ..................................................      $   698           $   920           $  (222)           -24.1%
                                                                   =======           =======           =======

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,125 and $3,116 for the three months ended March 31, 2007 and 2006, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

                                                                    Average Balances, Income and Expenses, and Rates
                                                                          For the three months ended March 31,
                                                                          ------------------------------------
                                                                     2007                                    2006
                                                                     ----                                    ----
                                                                    Interest     Annualized                 Interest      Annualized
                                                      Average        Income/      Yields/     Average        Income/       Yields/
                                                      Balances(1)    Expense       Rates      Balances(1)    Expense        Rate
                                                      -----------    -------       -----      -----------    -------        ----
Federal funds sold and due from Federal
    Home Loan Bank .............................     $ 11,028       $    149       5.48%      $  5,150       $     59      4.65%
Investment securities (2) ......................       46,555            553       4.82%        28,675            288      4.07%
Loans (2)(3)(4) ................................      233,614          5,640       9.79%       200,333          4,815      9.75%
                                                     --------       --------                  --------       --------
       Total interest earning assets ...........      291,197          6,342       8.83%       234,158          5,162      8.94%


Interest bearing deposits ......................     $260,100       $  3,063       4.78%      $205,678       $  1,883      3.71%
Federal Home Loan Bank advances ................            -              -       0.00%         8,500             91      4.34%
Other borrowings ...............................        8,247            154       7.57%         3,903             72      7.48%
                                                     --------       --------                  --------       --------
       Total interest bearing
         liabilities ...........................      268,347          3,217       4.86%       218,081          2,046      3.80%
Net interest spread (5) ........................                                   3.97%                                   5.14%
Net interest income and net yield
    on earning assets (6) ......................                    $  3,125       4.35%                     $  3,116      5.40%
--------------------

(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest-earning assets yield less total interest-bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

As shown in the table, average interest earning assets for the first quarter of 2007 increased by $57,039 or 24.4% over the same period in 2006, while average interest bearing liabilities increased by $50,266 or 23.0% comparing the first quarter of 2007 with the first quarter of 2006. Competitive rate pricing for deposits related to opening of the Anderson office and continued strong loan demand throughout the Company's market areas have been contributing factors to the increase in earning assets and deposits in 2007.

For the first quarter of 2007, the average yield on earning assets was 8.83%, compared with 8.94% for the first quarter of 2006. The average cost of interest bearing liabilities was 4.86% for the 2007 period, compared with 3.80% for the 2006 quarter. The net yield on interest earning assets for the quarters ended March 31, 2007 and March 31, 2006 was 4.35% and 5.40%, respectively.

During the three-month period ended March 31, 2007, interest rates for short-term financial instruments were relatively stable. In the same 2006 period, short-term interest rates were increasing. In general, increases in short-term market interest rates ceased in June 2006. However, rates paid by the Company for interest bearing deposits in the 2007 period were 107 basis points higher than rates paid for such deposits in the same 2006 period. The Company competes for loans and deposits in its market areas using various strategies, including providing superior customer service and by offering attractive interest rates. Consequently, the Company may from time to time earn lower than normal yields on certain loans and/or may pay higher than normal rates for deposits. During the 2007 period, relatively stable market interest rates resulted in little opportunity to increase yields earned on loans. However, the Company's continuing efforts to increase deposits, especially in the new Anderson market, resulted in higher rates paid for interest bearing deposits.
During the 2006 period, in response to rising interest rates, the Bank's interest earning assets repriced at a faster pace than interest bearing liabilities and the net interest margin improved. In addition, the Company experienced a significant increase in the volume of commercial lines of credit during the 2006 three month period.

The following table reflects changes in the Company's net interest income. In general, the positive effect of increased volumes of earning assets, particularly in the higher yielding loan category, was substantially offset by increased volumes of, and higher rates paid for, interest bearing deposits.

                      Analysis of Changes in Net Interest Income

                                           Volume (3)   Rate (1) (3)      Total
                                           ----------   ------------      -----

Federal funds sold ......................     $    36      $    54      $    90
Investment securities ...................         205           60          265
Loans (2) ...............................         804           21          825
                                              -------      -------      -------
          Total interest income .........       1,045          135        1,180
                                              -------      -------      -------

Interest bearing deposits ...............         537          643        1,180
FHLB advances ...........................         (91)           -          (91)
Other borrowings ........................          81            1           82
                                              -------      -------      -------
          Total interest expense ........         527          644        1,171
                                              -------      -------      -------
            Net interest income .........     $   518      $  (509)     $     9
                                              =======      =======      =======
-------
(1)  The changes in rate are not calculated on a fully tax-equivalent basis.
(2) Interest income on nonaccruing loans is recognized on a cash basis. Loan income includes fees, which are immaterial to the calculation.
(3) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume based on the percentage of rate or volume variances to the sum of the absolute variances, except in categories having balances in only one period. In such cases, the entire variance is attributed to volume differences.

Noninterest Income

Noninterest income was $153 and $135 for the three months ended March 31, 2007 and 2006, respectively.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2007 and 2006 were $1,935 and $1,674, respectively. This $261 increase was caused by an increase of $168 in salaries and employee benefits and an increase in all other noninterest expenses totaling $93. The increases in salary and benefits were primarily due to additional staffing associated with the expansion into the Anderson, SC market. Other expenses increased due to higher data processing and professional services expenses.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.09% of loans as of March 31, 2007 compared with 1.07% as of December 31, 2006. The provision for loan losses was $255 and $220 for the three months ended March 31, 2007 and 2006, respectively. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                      Three Months Ended   Year Ended       Three Months Ended
                                                                        March 31, 2007   December 31, 2006    March 31, 2006
                                                                        --------------   -----------------    --------------
Allowance at beginning of period ...................................       $ 2,423           $ 3,050           $ 3,050
Provision for loan losses ..........................................           255             1,110               220
Charge-offs ........................................................          (173)           (2,179)              (96)
Recoveries .........................................................           146               442                75
                                                                           -------           -------           -------
Allowance at end of period .........................................       $ 2,651           $ 2,423           $ 3,249
                                                                           =======           =======           =======
Allowance as a percentage of loans outstanding
  at period end ....................................................          1.09%             1.07%             1.59%
Annualized net chargeoff's as percentage of average loans ..........          0.05%             0.78%             0.04%


Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                          March 31,                 December 31,
                                                                            2007                       2006
                                                                            ----                       ----
Commercial, financial and agricultural ...........................        $ 39,753        16%        $ 35,783         16%
Real estate - construction, land development and
  other land .....................................................          75,752        31%          65,096         29%
Real estate - mortgage ...........................................         123,281        51%         120,673         53%
Installment loans ................................................           4,687         2%           5,209          2%
                                                                          --------       ---         --------        ---
Total loans ......................................................        $243,473       100%        $226,761        100%
                                                                          ========                   ========

Non-Performing Loans

Following is a summary of non-performing loans as of March 31, 2007 and December 31, 2006:

                                                        March 31,   December 31,
                                                          2007         2006
                                                          ----         ----
Non-performing loans
  Nonaccrual loans ...................................  $   3,442    $   834
  Loans past due 90 days or more and still accruing ..          -          -
                                                        ---------    -------
                Total ................................  $   3,442    $   834
                                                        =========    =======
Non-performing loans as a percentage of:
  Loans outstanding ..................................       1.41%      0.37%
  Allowance for loan losses ..........................     129.84%     34.42%


There were no restructured loans during either period. Included in the increase in nonaccrual loans as of March 31, 2007 were approximately $634 of real estate-secured loans that were reported as potential problem loans as of December 31, 2006. Also included in the increase were approximately $1,937 of real estate-secured loans that previously were not reported as either non-performing assets or potential problem loans. The borrowers on these loans have filed a petition in bankruptcy. The Company is in the process of seeking relief from the automatic stay, and intends to pursue foreclosure if such relief is granted. Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans, totaled $2,097 as of March 31, 2007 compared with $1,050 as of December 31, 2006.


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is provided by maintaining assets which may be immediately converted into cash at minimal cost. However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Asset liquidity is provided from several sources, including amounts due from banks, federal funds sold, funds from maturing loans and funds from the sale of investment securities.

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At March 31, 2007, the Bank had the ability to borrow up to 15% of assets from the FHLB and no such borrowings were outstanding. The FHLB requires that securities, qualifying loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $540 investment in FHLB stock as well as certain securities and qualifying loans would be pledged to secure any future borrowings.

The Bank also has $9,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 85.8% as of March 31, 2007 and 84.3% as of December 31, 2006.

CAPITAL RESOURCES

The capital base for the Company increased by $704 during the first three months of 2007. This net change is due to increases in equity resulting from net income of $698, share-based compensation of $26 and unrealized net gains on investment securities, net of related tax effects, of $47 during the three month period which were partially offset by reduction from a $67 cash dividend declared during the first three months of 2007. As of March 31, 2007, the remaining unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's period end equity-to-assets ratio was 6.38% at March 31, 2007, compared with 6.48% at December 31, 2006.

The Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2007, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at March 31, 2007 are presented in the following table, compared with the "well capitalized" (applies only to the Bank) and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                                             Total
                                                   Tier 1   Capital   Leverage
                                                   ------   -------   --------
Company .......................................     9.8%     11.4%      8.5%
Bank ..........................................     9.8%     10.8%      8.6%
Minimum "well-capitalized" requirement ........     6.0%     10.0%      5.0%
Minimum requirement ...........................     4.0%      8.0%      4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2007, the Bank had issued commitments to extend credit of $69,865 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,194 at March 31, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $327 at March 31, 2007. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2006 Annual Report on Form 10-KSB.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during second quarter 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Due to certain indemnification provisions of the agreement, no payments were made during the first quarter 2007.


Variable Interest Entity

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

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company. In accordance with Financial Accounting Standards Board Interpretation 46(R), the Trust is not consolidated in the Company's financial statements.


Item 3. - Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

As of March 31, 2007 there was no significant change from the interest rate sensitivity analysis as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2006 Annual Report on Form 10-KSB.

Item 4T. - Controls and Procedures

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


                           PART II - OTHER INFORMATION


Item 6. Exhibits

Exhibits 31.1   Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

           32   Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date: May 14, 2007
     -------------------------------------------                ------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: May 14, 2007
     -------------------------------------------                ------------
     J. B. Garrett
     Chief Financial Officer