Form 10-Q
period 2007-06-30
GRANDSOUTH BANCORPORATION
filed 2007-08-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

[ ] Yes  [X]  No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,373,846 Shares Outstanding on August 13, 2007

                            GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets ......................................    3
         Consolidated Statements of Income ................................    4
         Consolidated Statements of Shareholders' Equity ..................    5
         Consolidated Statements of Cash Flows ............................    6
         Notes to Unaudited Consolidated Financial Statements .............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......   18

Item 4T. Controls and Procedures ..........................................   19


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..............   19

Item 6.  Exhibits .........................................................   19

SIGNATURES ................................................................   20

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                       (Unaudited)
                                                                                                         June 30,       December 31,
                                                                                                          2007             2006
                                                                                                          ----             ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $   7,038          $   6,145
     Federal funds sold ......................................................................            11,648             13,659
                                                                                                       ---------          ---------
         Cash and cash equivalents ...........................................................            18,686             19,804
     Securities available-for-sale ...........................................................            46,365             41,646
     Other investments, at cost ..............................................................               540                504
     Loans, net of allowance for loan losses of $2,689 for 2007 and
         $2,423 for 2006 .....................................................................           250,476            224,338
     Premises and equipment, net .............................................................             5,029              5,120
     Bank owned life insurance ...............................................................             4,664              4,576
     Assets acquired in settlement of loans ..................................................               300                149
     Interest receivable .....................................................................             2,244              1,770
     Deferred income taxes ...................................................................               851                713
     Goodwill ................................................................................               737                737
     Other assets ............................................................................               543                953
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 330,435          $ 300,310
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  15,419          $  15,215
         Interest bearing ....................................................................           282,662            253,708
                                                                                                       ---------          ---------
            Total deposits ...................................................................           298,081            268,923
     Junior subordinated debentures ..........................................................             8,247              8,247
     Interest payable ........................................................................               768                685
     Other liabilities .......................................................................             2,863              2,985
                                                                                                       ---------          ---------
            Total liabilities ................................................................           309,959            280,840
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par  value; 20,000,000 shares authorized; issued and
         outstanding - 3,373,846 at June 30, 2007 and December 31, 2006 ......................            19,109             19,054
     Retained earnings .......................................................................             1,773                554
     Accumulated other comprehensive income (loss) ...........................................              (406)              (138)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            20,476             19,470
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 330,435          $ 300,310
                                                                                                       =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                    (Unaudited)
                                                                                              Period Ended June 30,
                                                                                   Three Months                    Six Months
                                                                                   -----------                     ----------
                                                                                2007          2006            2007            2006
                                                                                ----          ----            ----            ----
                                                                                   (Dollars in thousands, except per share)
Interest income
     Interest and fees on loans ....................................         $ 5,924         $ 5,131         $11,564         $ 9,946
     Investment securities
       Taxable .....................................................             467             291             964             564
       Nontaxable ..................................................              68               8             117              12
     Dividends .....................................................              10              12              17              23
     Other, principally federal funds sold .........................             167             248             316             307
                                                                             -------         -------         -------         -------
         Total interest income .....................................           6,636           5,690          12,978          10,852
                                                                             -------         -------         -------         -------

Interest expense
     Deposits ......................................................           3,303           2,446           6,366           4,329
     Short-term borrowings .........................................               -              34               -             106
     Junior subordinated debt and
       FHLB advances ...............................................             147             175             301             266
                                                                             -------         -------         -------         -------
         Total interest expense ....................................           3,450           2,655           6,667           4,701
                                                                             -------         -------         -------         -------

Net interest income ................................................           3,186           3,035           6,311           6,151
Provision for loan losses ..........................................             170              85             425             305
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           3,016           2,950           5,886           5,846
                                                                             -------         -------         -------         -------

Noninterest income
     Service charges on deposit accounts ...........................             110             100             204             182
     Other income ..................................................              70              72             129             125
                                                                             -------         -------         -------         -------
         Total noninterest income ..................................             180             172             333             307
                                                                             -------         -------         -------         -------

Noninterest expense
     Salaries and employee benefits ................................           1,308           1,196           2,526           2,246
     Premises and equipment ........................................             174             174             339             333
     Data processing ...............................................             132              95             262             184
     Insurance .....................................................             140             104             260             206
     Postage and supplies ..........................................              82              85             142             160
     Professional fees .............................................             149              70             236             123
     Real estate and loan ..........................................              38              32              73              67
     Other .........................................................             146             123             266             234
                                                                             -------         -------         -------         -------
         Total noninterest expenses ................................           2,169           1,879           4,104           3,553
                                                                             -------         -------         -------         -------

Income before income taxes .........................................           1,027           1,243           2,115           2,600
Income tax expense .................................................             372             409             762             846
                                                                             -------         -------         -------         -------
Net income .........................................................         $   655         $   834         $ 1,353         $ 1,754
                                                                             =======         =======         =======         =======

Per share*
     Net income, basic .............................................         $  0.19         $  0.25         $  0.40         $  0.52
     Net income, assuming dilution .................................            0.18            0.23            0.37            0.48
     Dividends declared ............................................            0.02            0.02            0.04            0.04

-------
* 2006 per share information has been retroactively adjusted to reflect a 10% stock dividend declared July 19, 2006.


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                                    (Unaudited)

                                                                 Common Stock
                                                                 ------------                         Accumulated
                                                         Number of                     Retained    Other Comprehensive
                                                          Shares          Amount       Earnings       Income (Loss)         Total
                                                          ------          ------       --------       -------------         -----
                                                                         (Dollars in thousands, except per share)

Balance, January 1, 2006 ........................       3,065,726       $  14,340       $   2,149        $    (361)       $  16,128
                                                                                                                          ---------
Comprehensive income:
    Net income ..................................               -               -           1,754                -            1,754
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $45 .......................               -               -               -             (137)            (137)
                                                                                                                          ---------
    Total comprehensive income ..................               -               -               -                -            1,617
                                                                                                                          ---------
Share-based compensation ........................               -              47               -                -               47
Cash dividend declared, $.04 per share ..........               -               -            (122)               -             (122)
10% stock dividend declared July 19, 2006,
  including cash payable in lieu of
  fractional shares .............................         306,166           3,776          (3,781)               -               (5)
                                                        ---------       ---------       ---------        ---------        ---------
Balance, June 30, 2006* .........................       3,371,892       $  18,163       $       -        $    (498)       $  17,665
                                                        =========       =========       =========        =========        =========



Balance, January 1, 2007 ........................       3,373,846       $  19,054       $     554        $    (138)       $  19,470
                                                                                                                          ---------
Comprehensive income:
    Net income ..................................               -               -           1,353                -            1,353
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $138 ......................               -               -               -             (268)            (268)
                                                                                                                          ---------
    Total comprehensive income ..................               -               -               -                -            1,085
                                                                                                                          ---------
Share-based compensation ........................               -              55               -                -               55
Cash dividend declared, $.04 per share ..........               -               -            (134)               -             (134)
                                                        ---------       ---------       ---------        ---------        ---------
Balance, June 30, 2007 ..........................       3,373,846       $  19,109       $   1,773        $    (406)       $  20,476
                                                        =========       =========       =========        =========        =========



* Share amounts for 2006 have been retroactively restated to reflect a 10% stock dividend declared July 19, 2006.


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                           (Unaudited)
                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                         2007                 2006
                                                                                                         -----                ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,353           $  1,754
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               425                305
            Depreciation .....................................................................               199                195
            Net securities (accretion) and premium amortization ..............................                (7)                 5
            Increase in cash surrender value of bank owned life insurance ....................               (88)               (83)
            Gain on sale of assets acquired in settlement of loans ...........................                (6)                 -
            Increase in other assets .........................................................               (64)              (512)
            (Decrease) increase in other liabilities .........................................              (106)             2,538
            Share-based compensation .........................................................                55                 47
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,761              4,249
                                                                                                        --------           --------

Investing activities
     Purchases of securities available-for-sale ..............................................           (14,800)           (11,922)
     Principal paydowns of available-for-sale mortgage-backed
         investment securities ...............................................................             1,667              1,400
     Maturities, calls and paydowns of securities available-for-sale .........................             8,015                  -
     Purchases of other investments ..........................................................               (36)               (88)
     Investment in GrandSouth Capital Trust I ................................................                 -               (247)
     Net increase in loans made to customers .................................................           (26,898)           (17,859)
     Purchases of premises and equipment .....................................................              (108)              (820)
     Proceeds from sale of assets acquired in settlement of loans ............................               190                  -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (31,970)           (29,536)
                                                                                                        --------           --------

Financing activities
     Net increase in deposits ................................................................            29,158             30,310
     Decrease in other borrowings ............................................................                 -             (3,900)
     Issuance of junior subordinated debentures ..............................................                 -              8,247
     Cash dividends paid .....................................................................               (67)               (61)
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            29,091             34,596
                                                                                                        --------           --------
(Decrease) increase in cash and cash equivalents .............................................            (1,118)             9,309
Cash and cash equivalents, beginning of period ...............................................            19,804             12,940
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 18,686           $ 22,249
                                                                                                        ========           ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ............................................................................          $  6,584           $  4,595
         Income taxes ........................................................................               655              1,151
     Noncash investing and financing activities
         Other comprehensive income (loss) ...................................................              (268)              (137)
         Transfers of loans to assets acquired in settlement of loans ........................               335                  -
         Dividends declared but unpaid .......................................................                67                 66

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

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications resulted in changes to certain elements of shareholders' equity and had only an immaterial effect on total equity and had no effect on net income. All dollars are in thousands, except per share data.

NOTE 3 - NON-PERFORMING LOANS

As of June 30, 2007, there were $3,525 in nonaccrual loans, no loans 90 or more days past due and still accruing interest and no restructured loans.

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three and six months periods ended June 30, 2007 and 2006. Prior year amounts have been adjusted to reflect a 10% stock dividend issued in July 2006.

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                            Three Months                       Six Months
                                                                            ------------                       ----------
                                                                        2007             2006              2007              2006
                                                                        ----             ----              ----              ----
                                                                            (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income ...................................        $      655        $      834        $    1,353        $    1,754
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         3,373,846         3,372,298         3,373,846         3,372,298
                                                                    ==========        ==========        ==========        ==========

      Net income per share, basic ..........................        $      .19        $      .25        $      .40        $      .52
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $      655        $      834        $    1,353        $    1,754
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         3,373,846         3,372,298         3,373,846         3,372,298
    Effect of dilutive stock options .......................           282,318           262,969           310,754           252,041
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         3,656,164         3,635,267         3,684,600         3,624,339
                                                                    ==========        ==========        ==========        ==========

      Net income per share, assuming dilution ..............        $      .18        $      .23        $      .37        $      .48
                                                                    ==========        ==========        ==========        ==========


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

Endorsement Split-Dollar Life Insurance Arrangements - In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently analyzing the effects of EITF No. 06-4 on the Company's consolidated financial statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 6 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued

$8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, 7.21% as of June 30, 2007. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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


FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided in Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The risks and uncertainties include, but are not limited to:

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


Item 2. -   Management's  Discussion  and Analysis of Financial  Condition  and
            Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2006 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be attained for any other periods. Per share amounts for all 2006 periods have been retroactively restated to reflect a 10% stock dividend declared July 19, 2006. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

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


CHANGES IN FINANCIAL CONDITION

During the first six months of 2007, loans increased by $26,404, or 11.6%, securities available-for-sale increased by $4,719, or 11.3%, and deposits increased by $29,158, or 10.8%. Federal funds sold decreased by $2,011, or 14.7%. Loan demand continues to be strong in the Company's market area. Competition for deposits is robust due to both the current interest rate environment and the ever-expanding array of products offered by other financial services companies. The Company competes for deposits primarily on the basis of high-quality personal service and by offering attractive interest rates. As of June 30, 2007, total deposits included brokered certificates of deposit of $22,171 which were obtained to augment funds obtained from the local market.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2007 and 2006

The Company's net income for the second quarter of 2007 was $655 or $.18 per diluted share, compared with $834, or $.23 per diluted share, for the second quarter of 2006.

                                                                              Summary Income Statement
                                                                              ------------------------
For the Three Months Ended June 30,                          2007             2006          Dollar Change    Percentage Change
                                                             ----             ----          -------------    -----------------
Interest income ...................................         $6,636            $5,690          $  946              16.6%
Interest expense ..................................          3,450             2,655             795              29.9%
                                                            ------            ------           -----
Net interest income ...............................          3,186             3,035             151               5.0%
Provision for loan losses .........................            170                85              85             100.0%
Noninterest income ................................            180               172               8               4.7%
Noninterest expense ...............................          2,169             1,879             290              15.4%
Income tax expense ................................            372               409             (37)             -9.0%
                                                            ------            ------           -----
Net income ........................................         $  655            $  834          $ (179)            -21.5%
                                                            ======            ======           =====

Net interest income for the second quarter of 2007 increased only slightly over the amount recorded for the same period of 2006 due to higher rates paid for deposits and a small decrease in the average yield realized on loans which was more than offset by an increase in the volume of loans. The amount provided for loan losses in the 2007 period was double the amount for the second quarter of 2006 as a result of higher amounts of past due, nonaccrual and potential problem loans which reflect the individual problems of a few borrowers. Noninterest expense increased by $290, primarily due to higher salaries and employee benefits and professional fees related to the Company's implementation of
Section 404 of the Sarbanes-Oxley Act of 2002, which is effective for the Company's December 31, 2007 year-end financial statements.


Six months ended June 30, 2007 and 2006

The Company's net income for the first six months of 2007 was $1,353, or $.37 per diluted share, compared to $1,754, or $.48 per diluted share, for the first six months of 2006.

                                                                                 Summary Income Statement
                                                                                 ------------------------
For the Six Months Ended June 30,                               2007            2006            Dollar Change      Percentage Change
                                                                ----            ----            -------------      -----------------
Interest income .....................................         $12,978          $10,852             $ 2,126              19.6%
Interest expense ....................................           6,667            4,701               1,966              41.8%
                                                              -------          -------             -------
Net interest income .................................           6,311            6,151                 160               2.6%
Provision for loan losses ...........................             425              305                 120              39.3%
Noninterest income ..................................             333              307                  26               8.5%
Noninterest expense .................................           4,104            3,553                 551              15.5%
Income tax expense ..................................             762              846                 (84)             -9.9%
                                                              -------          -------             -------
Net income ..........................................         $ 1,353          $ 1,754             $  (401)            -22.9%
                                                              =======          =======             =======

Net interest income for the 2007 six-month period was $160 more than for the same period of 2006, as increases in interest income were substantially offset by higher costs of funding sources. The provision for loan losses for the 2007 period reflects the effects of higher amounts of past due, nonaccrual and potential problem loans which reflect the individual problems of a few borrowers, as well as higher amounts of loans outstanding. Noninterest expense for the 2007 period was $551 more than for the 2006 six months due to increased salaries and benefits, and increases in data processing expenses, insurance, and professional fees.

Net Interest Income

Net interest income, the difference between the interest earned on earning assets and the interest incurred for funds used to support those assets, is the principal source of the Company's earnings.


Three months ended June 30, 2007 and 2006

Net interest income, was $3,186 and $3,035 for the three months ended June 30, 2007 and 2006, respectively. Average interest earning assets for the second quarter of 2007 increased by $44,983 or 17% over the same period in 2006. Average interest bearing liabilities increased by $36,826 or 15% comparing the second quarter of 2007 with the same period in 2006. Average loans for the 2007 quarter increased by $38,188 or 18% and average investment securities increased by $16,008 or 52% over the 2006 quarter. Beginning in the second quarter of 2006 and continuing through the end of the first quarter of 2007, the Company gradually increased the amount of investment securities held by $18,885, or 69%, primarily to "lock in" the yields earned on such assets and to provide a relatively steady net interest margin on a portion of its fixed-rate, longer-term funding sources.

                                                                 Average Balances, Income and Expenses, and Yields and Rates
                                                                            For the Three Months Ended June 30,
                                                                            -----------------------------------
                                                                         2007                                 2006
                                                                         ----                                 ----
                                                                       Interest    Annualized               Interest   Annualized
                                                           Average      Income/      Yields/      Average     Income/    Yields/
                                                         Balances(1)    Expense       Rates      Balances(1)  Expense     Rates
                                                         -----------    -------       -----      -----------  -------     -----
Federal funds sold and due from Federal
     Home Loan Banks ..............................      $ 11,468       $    167      5.84%      $ 20,681    $    248     4.81%
Investment securities (2) .........................        46,673            545      4.68%        30,665         311     4.07%
Loans (2) (3) (4) .................................       248,502          5,924      9.56%       210,314       5,131     9.79%
                                                         --------       --------                 --------    --------
        Total interest earning assets .............       306,643          6,636      8.68%       261,660       5,690     8.72%


Interest bearing deposits .........................      $272,968       $  3,303      4.85%      $229,567    $  2,446     4.27%
Federal Home Loan Bank advances ...................             -              -      0.00%         8,500          93     4.39%
Junior subordinated debentures ....................         8,247            147      7.15%         4,559          82     7.21%
Other borrowings ..................................             -              -      0.00%         1,763          34     7.74%
                                                         --------       --------                 --------    --------
        Total interest bearing liabilities ........       281,215          3,450      4.92%       244,389       2,655     4.36%
Net interest spread (5) ...........................                                   3.76%                               4.36%
Net interest income and net yield
     on earning assets (6) ........................                     $  3,186      4.17%                  $  3,035     4.65%

------------------------------------------
(1)    Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

Six months ended June 30, 2007 and 2006

Net interest income, was $6,311 and $6,151 for the six months ended June 30, 2007 and 2006, respectively. Average interest earning assets for the first six months of 2007 increased by $51,326 or 21% over the same period in 2006. Average interest bearing liabilities increased by $43,582 or 19% for the 2007 six month period compared with the same period of 2006. Among earning assets, loans increased the most, primarily due to the continued strong economy of the Company's market area. Competitive pressures, however, constrain the Company's ability to increase yields on loans and larger amounts of non-accrual loans negatively affect those yields as well. Consequently, the yield on loans for the first six months of 2007 was 10 basis points less than for the same period of 2006. Average amounts of investment securities also increased significantly, as discussed previously. During the second quarter of 2006, the Company issued Trust Preferred Securities totaling $8,247. Subsequently, the Company eliminated its other non-deposit financing sources. Rates paid for the Trust Preferred Securities vary with a 3-month LIBOR-based index. The Federal Home Loan Bank advances, which previously comprised the bulk of the Company's long-term debt, were generally fixed-rate instruments.

                                                                 Average Balances, Income and Expenses, and Yields and Rates
                                                                             For the Six Months Ended June 30,
                                                                             ---------------------------------
                                                                          2007                                 2006
                                                                          ----                                 ----
                                                                        Interest   Annualized                Interest  Annualized
                                                           Average      Income/      Yields/      Average     Income/    Yields/
                                                         Balances(1)    Expense       Rates      Balances(1)  Expense     Rates
                                                         -----------    -------       -----      -----------  -------     -----
Federal funds sold and due from Federal
     Home Loan Banks ...............................     $ 11,249      $    316        5.66%     $ 12,916     $    307    4.79%
Investment securities (2) ..........................       46,614         1,098        4.75%       29,397          599    4.11%
Loans (2) (3) (4) ..................................      241,099        11,564        9.67%      205,323        9,946    9.77%
                                                         --------      --------                  --------      -------
        Total interest earning assets ..............      298,962        12,978        8.75%      247,636       10,852    8.84%


Interest bearing deposits ..........................     $266,570      $  6,366        4.82%     $217,622     $  4,329    4.01%
Federal Home Loan Bank advances ....................            -             -        0.00%        8,500          184    4.37%
Junior subordinated debentures .....................        8,247           301        7.36%        2,280           82    7.25%
Other borrowings ...................................            -             -        0.00%        2,833          106    7.55%
                                                         --------      --------                  --------      -------
        Total interest bearing liabilities .........      274,817         6,667        4.89%      231,235        4,701    4.10%
Net interest spread (5) ............................                                   3.86%                              4.74%
Net interest income and net yield
     on earning assets (6) .........................                   $  6,311        4.26%                  $  6,151    5.01%

------------------------------------------------
(1)    Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.


Noninterest Income

Noninterest income was $180 and $172 for the three months ended June 30, 2007 and 2006, respectively. The increase is attributable to an increase in service charges on deposit accounts.

Noninterest income was $333 and $307 for the six months ended June 30, 2007 and 2006, respectively. The increase is attributed primarily to a $22 increase in service charges on deposit accounts, which is attributable to an increase in the number of deposit accounts and in chargeable activity.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2007 and 2006 were $2,169 and $1,879, respectively. This increase of $290 was due primarily to increases of $112 in salaries and benefits, $79 in professional fees, $37 in data processing expenses and $36 in insurance expense. The increase in salary and benefits was due to expenses related to increased staffing needs in connection with the expansion of the Company's commercial loan department and the Anderson branch's opening, as well as compensation expense recognized under SFAS 123(R). Professional fees increased as a result of the preliminary work undertaken to assess the performance of the Company's internal controls over financial reporting pursuant to the requirements of the Sarbanes-Oxley Act of 2002.

Noninterest expenses for the six months ended June 30, 2007 and 2006 were $4,104 and $3,553, respectively. This increase was due primarily to increases in salaries and benefits of $280, professional fees of $113, data processing expense of $78 and insurance expense of $54. These expenses increased for the reasons stated in the previous discussion of the three months ended June 2007 and 2006. At June 30, 2007, the Company had 70 full-time equivalent employees, compared with 68 one year earlier.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.06% of loans as of June 30, 2007 compared with 1.07% as of December 31, 2006. The provision for loan losses was $170 and $85 for the three months ended June 30, 2007 and 2006, respectively. For the first six months of 2007, the provision for loan losses was $425, compared with $305 for the same period of 2006. The increase in the provision for each of the 2007 periods was the result of higher amounts of nonaccrual, past due and potential problem loans as well as overall growth in the loan portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                         Six Months Ended          Year Ended      Six Months Ended
                                                                          June 30, 2007        December 31, 2006     June 30, 2006
                                                                          -------------        -----------------     -------------
Allowance at beginning of period .................................           $   2,423             $   3,050          $   3,050
Provision for loan losses ........................................                 425                 1,110                305
Charge-offs ......................................................                (419)               (2,179)            (1,087)
Recoveries .......................................................                 260                   442                158
                                                                             ---------             ---------          ---------
Allowance at end of period .......................................           $   2,689             $   2,423          $   2,426
                                                                             =========             =========          =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.06%                 1.07%              1.12%
Loans at end of period ...........................................           $ 253,165             $ 226,761          $ 217,292
                                                                             =========             =========          =========


Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                           June 30,                       December 31,
                                                                            2007                             2006
                                                                            ----                             ----
Commercial, financial and agricultural ...........................        $ 45,471              18%        $ 35,783              16%
Real estate - construction, land development and
  other land .....................................................          79,901              32%          65,096              29%
Real estate - mortgage ...........................................         122,684              48%         120,673              53%
Installment loans ................................................           5,109               2%           5,209               2%
                                                                          --------             ---         --------             ---
Total loans ......................................................        $253,165             100%        $226,761             100%
                                                                          ========             ===         ========             ===


Non-Performing Loans

Following is a summary of non-performing loans as of June 30, 2007 and December 31, 2006:

                                                        June 30,    December 31,
                                                         2007         2006
                                                         ----         ----
Non-performing loans
  Nonaccrual loans ..................................  $   3,525     $   834
  Loans past due 90 days or more and still accruing .          -           -
                                                       ---------     -------
                Total ...............................  $   3,525     $   834
                                                       =========     =======
Non-performing loans as a percentage of:
  Loans outstanding .................................       1.39%       0.37%
  Allowance for loan losses .........................     131.09%      34.42%


There were no restructured loans during either period. Approximately $897 of loans that were included in potential problem loans as of December 31, 2006 are included in nonaccrual loans currently. In addition, approximately $2,063 of loans that were not reported as either non-performing or potential problem loans at December 31, 2006 are now included in nonaccrual loans including one customer relationship of $1,937. The Company has initiated foreclosure proceedings against the collateral for that customer's loans. Management believes that there is sufficient value in the collateral to satisfy the customer's debts without loss to the Company. Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans, totaled $2,804 as of June 30, 2007 compared with $1,050 as of December 31, 2006.


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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against eligible collateral items consisting of certain investment  securities,  certain  1-4  family  residential  mortgage  loans  and qualifying commercial loans. At June 30, 2007, the Bank had the ability to borrow up to $41,700 from the FHLB. However, no such borrowings were outstanding.

The Bank also has $9,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 84.9% as of June 30, 2007 and 84.3% as of December 31, 2006.


CAPITAL RESOURCES

The Company's capital base increased by $1,006 during the first six months of 2007. This change resulted primarily from net income of $1,353. Cash dividends declared during the first six months of 2007 totaled $134. Other items decreasing shareholders' equity included net unrealized losses on investment securities during the period of $268, net of income taxes. These unrealized losses are not considered to be other-than-temporary because the Company has both the ability and the intent to hold the securities until such time as the values recover or the securities mature. The Company's equity to assets ratio was 6.20% at June 30, 2007, compared with 6.48% at December 31, 2006.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of June 30, 2007, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain the capital levels necessary for the Bank to continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulations.

Company and Bank capital ratios at June 30, 2007 are presented in the following table, compared with the "well capitalized" and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:


                                                            Total
                                              Tier 1       Capital      Leverage
                                              ------       -------      --------
Company ...................................    9.8%         11.2%         8.4%
Bank ......................................    9.6%         10.6%         8.2%
Minimum "well-capitalized" requirement ....    6.0%         10.0%         5.0%
Minimum requirement .......................    4.0%          8.0%         4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2007, the Bank had issued commitments to extend credit of $73,334 through various types of lending. The commitments generally expire over one year.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,244 at June 30, 2007.

Past experience indicates that many of these commitments to extend credit and standby letters of credit will expire unused. However, through its various sources of liquidity, as described in "Liquidity," the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $321 at June 30, 2007. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2006 Annual Report on Form 10-KSB.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments during the first six months of 2007 totaled $96.


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

As of June 30, 2007 there was no significant change from the interest rate sensitivity analysis as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2006 Annual Report on Form 10-KSB.


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


PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 16, 2007. One matter was voted on with the following results:

1. The following eight directors were elected to each serve a one-year term:

                                                 SHARES VOTED          BROKER
                                   FOR        AUTHORITY WITHHELD      NON-VOTES
                                   ---        ------------------      ---------
DIRECTORS
Ronald K. Earnest ...........    2,625,238              0                0
Harold E. Garrett ...........    2,625,238              0                0
Mason Y. Garrett ............    2,625,238              0                0
Michael L. Gault ............    2,615,995          9,243                0
Baety O. Gross, Jr ..........    2,625,238              0                0
S. Hunter Howard, Jr ........    2,625,238              0                0
S. Blanton Phillips .........    2,617,531          7,707                0
J. Calhoun Pruitt ...........    2,625,101            137                0



Item 6. - Exhibits

Exhibits      31.1   Rule 13a-14(a)/15d-14(a) Certification of principal
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


   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date:August 14, 2007
     -------------------------------------------               -----------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: August 14, 2007
     -------------------------------------------                ---------------
     J. B. Garrett
     Chief Financial Officer