Form 10-Q
period 2007-09-30
GRANDSOUTH BANCORPORATION
filed 2007-11-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,373,846 Shares Outstanding on November 12, 2007

                            GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q
                                                                            Page
PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets                                      3
              Consolidated Statements of Income                                4
              Consolidated Statements of Changes in Shareholders' Equity       5
              Consolidated Statements of Cash Flows                            6
              Notes to Unaudited Consolidated Financial Statements             7

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      20

Item 4T.    Controls and Procedures                                           20


PART II.    OTHER INFORMATION

Item 6.       Exhibits                                                        20

SIGNATURES                                                                    21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                       (Unaudited)       (Audited)
                                                                                                       September 30,    December 31,
                                                                                                            2007             2006
                                                                                                            ----             ----
                                                                                                            (Dollars in thousands)
Assets
      Cash and due from banks .................................................................         $   7,289         $   6,145
      Federal funds sold ......................................................................             4,546            13,659
                                                                                                        ---------         ---------
           Cash and cash equivalents ..........................................................            11,835            19,804
      Securities available for sale ...........................................................            55,968            41,646
      Other investments, at cost ..............................................................               540               504
      Loans, net of allowance for loan losses - $2,957 for 2007 and
           $2,423 for 2006 ....................................................................           257,328           224,338
      Premises and equipment, net .............................................................             4,972             5,120
      Bank owned life insurance ...............................................................             4,708             4,576
      Assets acquired in settlement of loans ..................................................                 -               149
      Interest receivable .....................................................................             2,384             1,770
      Deferred income taxes ...................................................................               637               713
      Goodwill ................................................................................               737               737
      Other assets ............................................................................               597               953
                                                                                                        ---------         ---------

                Total assets ..................................................................         $ 339,706         $ 300,310
                                                                                                        =========         =========

Liabilities
      Deposits
           Noninterest bearing ................................................................         $  18,088         $  15,215
           Interest bearing ...................................................................           287,726           253,708
                                                                                                        ---------         ---------
                Total deposits ................................................................           305,814           268,923
      Junior subordinated debentures ..........................................................             8,247             8,247
      Interest payable ........................................................................               682               685
      Other liabilities .......................................................................             3,402             2,985
                                                                                                        ---------         ---------
                Total liabilities .............................................................           318,145           280,840
                                                                                                        ---------         ---------

Shareholders' equity
      Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 3,373,846 at September 30, 2007 and
           December 31, 2006 ..................................................................            19,139            19,054
      Retained earnings .......................................................................             2,412               554
      Accumulated other comprehensive income (loss) ...........................................                10              (138)
                                                                                                        ---------         ---------
                Total shareholders' equity ....................................................            21,561            19,470
                                                                                                        ---------         ---------

                Total liabilities and shareholders' equity ....................................         $ 339,706         $ 300,310
                                                                                                        =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                  (Unaudited)
                                                                                           Period Ended September 30,
                                                                                           --------------------------
                                                                                  Three Months                     Nine Months
                                                                              2007            2006            2007             2006
                                                                              ----            ----            ----             ----
                                                                                       (Dollars in thousands, except per share)

Interest income
      Interest and fees on loans .................................        $  5,946         $  5,550        $ 17,510         $ 15,496
      Investment securities
      Taxable ....................................................             527              481           1,491            1,045
      Nontaxable .................................................              97               20             214               32
      Dividends ..................................................               7               13              24               36
      Other, principally federal funds sold ......................             190              184             506              491
                                                                          --------         --------        --------         --------
           Total interest income .................................           6,767            6,248          19,745           17,100
                                                                          --------         --------        --------         --------

Interest expense
      Deposits ...................................................           3,508            2,768           9,874            7,097
      Short-term borrowings ......................................               -                -               -              106
      Junior subordinated debt and
      FHLB advances ..............................................             155              247             456              513
                                                                          --------         --------        --------         --------
           Total interest expense ................................           3,663            3,015          10,330            7,716
                                                                          --------         --------        --------         --------

Net interest income ..............................................           3,104            3,233           9,415            9,384
Provision for loan losses ........................................             255              250             680              555
                                                                          --------         --------        --------         --------
Net interest income after provision for loan losses ..............           2,849            2,983           8,735            8,829
                                                                          --------         --------        --------         --------

Noninterest income
      Service charges on deposit accounts ........................             114              108             318              290
      Loss on sale of investment securities ......................             (24)               -             (24)               -
      Gain on sale of assets acquired in settlement
           of loans ..............................................               -              119               6              119
      Other income ...............................................              76               61             199              186
                                                                          --------         --------        --------         --------
           Total noninterest income ..............................             166              288             499              595
                                                                          --------         --------        --------         --------

Noninterest expense
      Salaries and employee benefits .............................           1,066            1,281           3,592            3,527
      Premises and equipment .....................................             168              179             507              512
      Data processing ............................................             103               85             365              269
      Insurance ..................................................             140               95             400              301
      Postage and supplies .......................................              72               60             214              220
      Professional fees ..........................................             138               73             374              196
      Real estate and loan .......................................              81               54             154              121
      Other ......................................................             143              155             409              389
                                                                          --------         --------        --------         --------
           Total noninterest expenses ............................           1,911            1,982           6,015            5,535
                                                                          --------         --------        --------         --------

Income before income taxes .......................................           1,104            1,289           3,219            3,889
Income tax expense ...............................................             398              440           1,160            1,286
                                                                          --------         --------        --------         --------
Net income .......................................................        $    706         $    849        $  2,059         $  2,603
                                                                          ========         ========        ========         ========

Per share
      Net income .................................................        $   0.21         $   0.25        $   0.61         $   0.77
      Net income, assuming dilution ..............................            0.20             0.23            0.57             0.72
      Dividends declared .........................................            0.02             0.02            0.06             0.06

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity

                                                                      (Unaudited)

                                                                    Common Stock
                                                                    ------------                         Accumulated
                                                            Number of                       Retained  Other Comprehensive
                                                             Shares         Amount          Earnings     Income (Loss)     Total
                                                             ------         ------          --------     -------------     -----
                                                                         (Dollars in thousands, except  per share)

Balance, January 1, 2006 .............................      3,065,726      $  14,340      $   2,149       $    (361)      $  16,128
                                                                                                                          ---------
Comprehensive income:
     Net income ......................................              -              -          2,603               -           2,603
                                                                                                                          ---------
     Net unrealized holding gains and losses
       on available-for-sale securities
       arising during the period, net of
       income taxes of $70 ...........................              -              -              -              84              84
                                                                                                                          ---------
     Total other comprehensive income ................              -              -              -               -              84
                                                                                                                          ---------
     Total comprehensive income ......................              -              -              -               -           2,687
                                                                                                                          ---------
Share-based compensation .............................              -             81              -               -              81
Stock issued for stock dividend, net of
     fractional shares paid in cash ..................        306,166          4,557         (4,562)              -              (5)
Exercise of stock options ............................            550              5              -               -               5
Cash dividends declared, $.06 per share ..............              -              -           (190)              -            (190)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, September 30, 2006 ..........................      3,372,442      $  18,983      $       -       $    (277)      $  18,706
                                                            =========      =========      =========       =========       =========



Balance, January 1, 2007 .............................      3,373,846      $  19,054      $     554       $    (138)      $  19,470
                                                                                                                          ---------
Comprehensive income:
     Net income ......................................              -              -          2,059               -           2,059
                                                                                                                          ---------
     Net unrealized holding gains and losses
     on available-for-sale securities
       arising during the period, net of
       income taxes of $68 ...........................              -              -              -             132             132
     Reclassification adjustment,
       net of income taxes of $8 .....................              -              -              -              16              16
                                                                                                                          ---------
     Total other comprehensive income ................              -              -              -               -             148
                                                                                                                          ---------
     Total comprehensive income ......................              -              -              -               -           2,207
                                                                                                                          ---------
Share-based compensation .............................              -             85              -               -              85
Cash dividends declared, $.06 per share ..............              -              -           (201)              -            (201)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, September 30, 2007 ..........................      3,373,846      $  19,139      $   2,412       $      10       $  21,561
                                                            =========      =========      =========       =========       =========











The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                  (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                           2007                2006
                                                                                                           ----                ----
                                                                                                           (Dollars in thousands)
Operating activities
      Net income ...............................................................................         $  2,059          $  2,603
      Adjustments to reconcile net income to net
           cash provided by operating activities
                Provision for loan losses ......................................................              680               555
                Depreciation ...................................................................              295               290
                Securities accretion and premium amortization ..................................                9                 -
                Deferral of net loan fees ......................................................                2                 -
                Loss on sale of securities available for sale ..................................               24                 -
                Gain on sale of assets acquired in settlement of loans .........................               (6)             (119)
                Gain on sale of premises and equipment .........................................                -                (6)
                Increase in cash surrender value of bank owned life insurance ..................             (132)             (125)
                Increase in other assets .......................................................             (258)             (456)
                Increase in other liabilities ..................................................              347             3,448
                Share-based compensation .......................................................               85                81
                                                                                                         --------          --------
                     Net cash provided by operating activities .................................            3,105             6,271
                                                                                                         --------          --------

Investing activities
      Purchases of securities available for sale ...............................................          (29,207)          (20,926)
      Principal paydowns of available for sale mortgage-backed
           investment securities ...............................................................            2,613             2,416
      Maturities, calls and paydowns of securities available for sale ..........................           10,015             2,000
      Proceeds of sale of securities available for sale ........................................            2,448                 -
      Purchases of other investments ...........................................................              (36)              (88)
      Investment in GrandSouth Capital Trust I .................................................                -              (247)
      Net increase in loans made to customers ..................................................          (34,007)          (27,434)
      Purchases of premises and equipment ......................................................             (147)           (1,015)
      Proceeds of sale of premises and equipment ...............................................                -                19
      Proceeds of sale of assets acquired in settlement of loans ...............................              490               749
                                                                                                         --------          --------
                     Net cash used by investing activities .....................................          (47,831)          (44,526)
                                                                                                         --------          --------

Financing activities
      Net increase in deposits .................................................................           36,891            40,039
      Repayments of Federal Home Loan Bank Advances ............................................                -            (2,000)
      Decrease in other borrowings .............................................................                -            (3,900)
      Issuance of junior subordinated debentures ...............................................                -             8,247
      Cash dividends paid ......................................................................             (134)             (123)
      Exercise of stock options ................................................................                -                 5
      Cash paid in lieu of fractional shares ...................................................                -                (5)
                                                                                                         --------          --------
                     Net cash provided by financing activities .................................           36,757            42,263
                                                                                                         --------          --------
(Decrease) increase in cash and cash equivalents ...............................................           (7,969)            4,008
Cash and cash equivalents, beginning of period .................................................           19,804            12,940
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 11,835          $ 16,948
                                                                                                         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                         2007                  2006
                                                                                                         ----                  ----
                                                                                                          (Dollars in thousands)
Cash paid during the period for
     Interest ..............................................................................             $10,333             $ 7,880
     Income taxes ..........................................................................               1,082               1,264
Noncash investing and financing activities:
     Other comprehensive income ............................................................                 148                  84
     Transfers of loans to assets acquired in settlement of loans ..........................                 335                   -
     Dividends declared but unpaid .........................................................                  67                  67

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

NOTE 2 - BASIS OF PRESENTATION

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2006 are included in GrandSouth Bancorporation's Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q.

Prior to the third quarter of 2007, the Company did not present in its financial statements the effects of Statement of Financial Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Those effects previously were considered to be immaterial. During the third quarter of 2007, the Company determined that those effects should be presented, and as a result, the Company reversed and deferred $242 of loan fees and $240 of salaries expenses that previously were recognized in income during 2007. The effects on net income and retained earnings were not material to the 2007 consolidated financial statements.

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

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income. All dollar amounts are in thousands, except per share data.

NOTE 3 - NON-PERFORMING LOANS

As of September 30, 2007, there were $3,579 in nonaccrual loans, $338 in loans 90 or more days past due and still accruing interest and no restructured loans.

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three and nine month periods ended September 30, 2007 and 2006.

                                                                                            (Unaudited)
                                                                                    Period Ended September 30,
                                                                                    --------------------------
                                                                        Three Months                           Nine Months
                                                                        ------------                           -----------
                                                                   2007               2006                2007              2006
                                                                   ----               ----                ----              ----
                                                                         (Dollars in thousands, except per share amounts)

Net income per share, basic
Numerator - net income .................................         $      706         $      849         $    2,059         $    2,603
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          3,373,846          3,371,891          3,373,846          3,371,891
                                                                 ==========         ==========         ==========         ==========

Net income per share, basic ............................         $      .21         $      .25         $      .61         $      .77
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
Numerator - net income .................................         $      706         $      849         $    2,059         $    2,603
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          3,373,846          3,371,891          3,373,846          3,371,891
Effect of dilutive stock options .......................            210,207            282,587            264,730            259,716
                                                                 ----------         ----------         ----------         ----------
                   Total shares ........................          3,584,053          3,654,478          3,638,576          3,631,607
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution ................         $      .20         $      .23         $      .57         $      .72
                                                                 ==========         ==========         ==========         ==========

NOTE 5 -RELATED PARTY TRANSACTION

During the third quarter of 2007, the Company's Chief Executive Officer and Chairman of the Board purchased from the Bank a 100% participation in two nonaccrual loans of an unaffiliated borrower totaling $811. In addition, interest of $33 was collected in connection with the sale of the participation interest. The Bank has made no commitments or entered into any other agreements that would make it contingently liable to repurchase the participated interest.


NOTE 6 -RECENT ACCOUNTING PRONOUNCEMENTS

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

Endorsement Split-Dollar Life Insurance Arrangements - In September, 2006, the FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF No. 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF No. 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Employers should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion-1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effects of EITF No. 06-4 on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 7 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, 7.08% as of September 30, 2007. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2006 Annual Report on Form 10-KSB for GrandSouth Bancorporation. Results of operations for the nine and three-month periods ended September 30, 2007 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

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

CHANGES IN FINANCIAL CONDITION

During the first nine months of 2007, loans increased by $33,524, or 14.8%, securities available for sale increased by $14,322, or 34.4%, and deposits increased by $36,891, or 13.7%. Federal funds sold decreased by $9,113, or 66.7%. Growth in loan originations diminished in the third quarter of 2007. As a result, loans grew by only $7,120 during the 2007 three month period compared with $9,692 and $16,712 during the second and first quarters of 2007, respectively. Competition for deposits is robust due to both the current interest rate environment and the ever-expanding array of products offered by other financial services companies. Growth was especially strong in money market deposits and time deposits issued in denominations less than $100 which increased by $17,539 and $10,386, respectively. The Company competes for deposits primarily on the basis of high-quality personal service and by offering attractive interest rates.


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2007 and 2006

The Company's net income for the third quarter of 2007 was $706 or $.20 per diluted share, compared with $849, or $.23 per diluted share, for the third quarter of 2006. During the 2006 period, the Company realized a gain of $119 on the sale of assets acquired in settlement of loans. There was no corresponding activity in the 2007 period. In the 2007 period, a loss of $24 was recognized on the sale of securities available for sale. There was no corresponding activity in the 2006 period.

                                                                                    Summary Income Statement
                                                                                    ------------------------
                                                                      2007           2006         Dollar Change   Percentage Change
                                                                      ----           ----         -------------   -----------------
For the Three Months Ended September 30,
Interest income ............................................         $6,767         $6,248         $  519               8.3%
Interest expense ...........................................          3,663          3,015            648              21.5%
                                                                     ------         ------         ------
Net interest income ........................................          3,104          3,233           (129)             -4.0%
Provision for loan losses ..................................            255            250              5               2.0%
Noninterest income .........................................            166            288           (122)            -42.4%
Noninterest expense ........................................          1,911          1,982            (71)             -3.6%
Income tax expense .........................................            398            440            (42)             -9.5%
                                                                     ------         ------         ------
Net income .................................................         $  706         $  849         $ (143)            -16.8%
                                                                     ======         ======         ======

Net interest income for the 2007 third quarter decreased by $129 from the same period of 2006 due to a decrease in the average yield on loans from 10.07% for the 2006 three month period to 9.22% for the 2007 period. This decrease was the result of the Company's implementation of SFAS No. 91 during the 2007 third quarter. In conjunction with that implementation, previously recognized loan fee income of approximately $242 was reversed and deferred. The reversal of $22 of previously recognized income on loans that were first categorized as nonaccrual loans during the period also contributed to the decrease in both interest income and net yield on loans. Also in conjunction with the Company's implementation of SFAS No. 91, previously recognized salaries and employee benefits of approximately $240 were reversed and deferred. These deferred fees and costs will be amortized to income as a yield adjustment over the loans' remaining lives.

The Company's funding costs rose largely because of growth in interest bearing deposits. On average, those deposit accounts were $46,641, or 19.4%, greater in the 2007 period than in the 2006 period.

Nine Months Ended September 30, 2007 and 2006

The Company's net income for the first nine months of 2007 was $2,059, or $.57 per diluted share, compared with $2,603, or $.72 per diluted share, for the first nine months of 2006. This decrease resulted primarily from higher interest expense, provision for loan losses and noninterest expenses.

                                                                              Summary Income Statement
                                                                              ------------------------
For the Nine Months Ended September 30,                     2007               2006            Dollar Change       Percentage Change
                                                            ----               ----            -------------       -----------------
Interest income .....................................     $19,745             $17,100             $ 2,645                15.5%
Interest expense ....................................      10,330               7,716               2,614                33.9%
                                                          -------             -------             -------
Net interest income .................................       9,415               9,384                  31                 0.3%
Provision for loan losses ...........................         680                 555                 125                22.5%
Noninterest income ..................................         499                 595                 (96)              -16.1%
Noninterest expense .................................       6,015               5,535                 480                 8.7%
Income tax expense ..................................       1,160               1,286                (126)               -9.8%
                                                          -------             -------             -------
Net income ..........................................     $ 2,059             $ 2,603             $  (544)              -20.9%
                                                          =======             =======             =======

Net interest income for the 2007 nine month period was only slightly more than for the 2006 period as increases in interest income were offset by higher interest expense. The increase in the provision for loan losses resulted from higher amounts of nonperforming loans and loan growth in the 2007 period.


Net Interest Income

Net interest income is the principal source of the Company's earnings. During the 2007 three and nine month periods, average interest-bearing deposits increased significantly while the rates paid for interest-bearing deposits increased slightly.


Three Months Ended September 30, 2007 and 2006

Net interest income, was $3,104 and $3,233 for the three months ended September 30, 2007 and 2006, respectively. Average interest earning assets for the third quarter of 2007 increased by $45,291 or 16% over the same period in 2006. The majority of this increase was in loans, specifically commercial and commercial real estate loans, and resulted primarily from the continuing strong economic development occurring throughout the upstate of South Carolina. The average yield on loans for the third quarter of 2007 was 85 basis points lower than for the same period of 2006. The reversal of $242 of loan fee income in conjunction with the Company's implementation of SFAS No. 91 during the 2007 third quarter was responsible for 48 basis points of the decrease. The remainder of the decrease was caused by lower yields on loans originated during the period and the reversal of previously recognized interest income totaling $22, and subsequent nonrecognition of interest income, on loans that were first categorized as nonaccrual status during the period.

Average interest bearing liabilities increased by $38,349 or 15% comparing the third quarter of 2007 with the same period in 2006, due to increases in the average amounts of money market deposits and time deposits. This deposit growth, combined with the issuance of long-term junior subordinated debentures in the third quarter of 2006, allowed the Company to repay all of its other short-term and long-term debt while continuing to fund loan growth and purchase investment securities.

                                                              Average Balances, Income and Expenses, and Yields and Rates
                                                                      For the Three Months Ended September 30,
                                                                      ----------------------------------------
                                                                     2007                                     2006
                                                                     ----                                     ----
                                                                  Interest   Annualized                      Interest   Annualized
                                                      Average      Income/     Yields/          Average      Income/      Yields/
                                                   Balances (1)    Expense      Rates         Balances (1)   Expense       Rates
                                                   ------------    -------      -----         ------------   -------       -----

Federal funds sold and due from Federal
     Home Loan Banks ...........................    $  13,645     $   190        5.52%        $  14,072      $   184        5.19%
Investment securities (2) ......................       51,705         631        4.84%           43,252          514        4.71%
Loans (2) (3) (4) ..............................      255,870       5,946        9.22%          218,605        5,550       10.07%
                                                    ---------     -------                     ---------      -------
         Total interest earning assets .........      321,220       6,767        8.36%          275,929        6,248        8.98%


Interest bearing deposits ......................    $ 287,363     $ 3,508        4.84%        $ 240,722      $ 2,768        4.56%
Federal Home Loan Bank advances ................            -           -        0.00%            8,411           92        4.34%
Junior subordinated debentures .................        8,247         155        7.46%            8,128          155        7.57%
                                                    ---------     -------                     ---------      -------
         Total interest bearing
           liabilities .........................      295,610       3,663        4.92%          257,261        3,015        4.65%
Net interest spread (5) ........................                                 3.44%                                      4.33%
Net interest income and net yield
     on earning assets (6) .....................                  $ 3,104        3.83%                       $ 3,233        4.65%

-----------------------------------------
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.


Nine Months Ended September 30, 2007 and 2006

Net interest income, was $9,415 and $9,384 for the nine months ended September 30, 2007 and 2006, respectively. Average interest earning assets for the first nine months of 2007 increased by $49,504 or 19% over the same period in 2006. The majority of this increase was in loans, specifically commercial and commercial real estate loans and resulted primarily from the continuing strong economic development occurring throughout the upstate of South Carolina. The average yield on loans decreased for the 2007 period due to the Company's implementation of SFAS No. 91 during the 2007 period, the reversal of previously recognized interest income on loans moving into nonaccrual status during the period, and lower yields obtained from currently originated loans.

Average interest bearing liabilities increased by $41,914 or 17% comparing the first nine months of 2007 with the same period in 2006. Deposit growth was responsible for this increase. Due to competition in its market area, the Company recently has been more aggressive in offering attractive rates for deposits, especially with respect to money market accounts and time deposits.

                                                              Average Balances, Income and Expenses, and Yields and Rates
                                                                        For the Nine Months Ended September 30,
                                                                        ---------------------------------------
                                                                    2007                                       2006
                                                                    ----                                       ----
                                                                  Interest   Annualized                      Interest   Annualized
                                                      Average      Income/     Yields/          Average      Income/      Yields/
                                                   Balances (1)    Expense      Rates         Balances (1)   Expense       Rates
                                                   ------------    -------      -----         ------------   -------       -----

Federal funds sold and due from Federal
     Home Loan Banks                                $  12,056     $   506        5.61%        $  13,301      $   491        4.94%
Investment securities (2)                              48,439       1,729        4.77%           34,016        1,113        4.37%
Loans (2) (3) (4)                                     246,077      17,510        9.51%          209,751       15,496        9.88%
                                                    ---------     -------                     ---------      -------
         Total interest earning assets                306,572      19,745        8.61%          257,068       17,100        8.89%


Interest bearing deposits                           $ 273,577     $ 9,874        4.83%        $ 225,322      $ 7,097        4.21%
Federal Home Loan Bank advances                             -           -        0.00%            8,470          276        4.36%
Junior subordinated debentures                          8,247         456        7.39%            4,229          237        7.49%
Other borrowings                                            -           -        0.00%            1,889          106        7.50%
                                                    ---------     -------                     ---------      -------
         Total interest bearing
           liabilities                                281,824      10,330        4.90%          239,910        7,716        4.30%
Net interest spread (5)                                                          3.71%                                      4.59%
Net interest income and net yield
     on earning assets (6)                                        $ 9,415        4.11%                       $ 9,384        4.88%

-----------------------------------------
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

Noninterest Income

Noninterest income was $166 and $288 for the three months ended September 30, 2007 and 2006, respectively. The 42% decrease for the 2007 period is attributable to a $24 loss on the sale of investment securities in the 2007 period and a $119 reduction in the amount of gain on the sale of assets acquired in settlement of loans.

Noninterest income was $499 and $595 for the nine months ended September 30, 2007 and 2006, respectively. This 16% decrease is attributed to the same factors discussed in the preceding paragraph.


Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2007 and 2006 were $1,911 and $1,982, respectively. This decrease was caused primarily by the deferral of $240 of salaries and benefits in conjunction with the Company's implementation of SFAS No. 91 during the third quarter of 2007. Insurance expenses for the 2007 three month period increased by $45 over the 2006 period primarily due to increases in the FDIC's assessments for federal deposit insurance coverage. Professional fees increased due to the Company's efforts to assess its system of internal control over financial reporting pursuant to the requirements of the Sarbanes-Oxley Act of 2002, and services in connection with assessment of the impact of Internal Revenue Section 409A on various executive deferred compensation arrangements and amendments to the arrangements arising therefrom.

Noninterest expenses for the nine months ended September 30, 2007 and 2006 were $6,015 and $5,535, respectively. The increase of $480 was due primarily to higher amounts of insurance expenses and professional fees and would have been $240 greater without the implementation of SFAS No. 91, as discussed above. At September 30, 2007, the Company had 67 full-time equivalent employees, compared with 64 one year earlier.


Provision and Allowance for Loan Losses

The allowance for loan losses was 1.14% of loans as of September 30, 2007 compared with 1.07% as of December 31, 2006. The provision for loan losses was $255 and $250 for the three months ended September 30, 2007 and 2006, respectively. During the 2007 third quarter, net recoveries were $13. During the third quarter of 2006, net charge-offs totaled $284. Accordingly, the provision for losses for the 2007 three month period was less than would have been required if the previous net charge-off history had been repeated. For the first nine months of 2007, the provision for loan losses was $680, compared with $555 for the same period of 2006. The higher provision for the 2007 nine month period was primarily the result of growth in the loan portfolio, higher amounts of non-performing loans, and management's assessment of the potential losses inherent in the portfolio. It is not yet known what effects, if any, the recent well-publicized problems in the residential housing markets will have on the Company's loans. Local residential housing markets have thus far held up much better than other areas receiving more publicity. As shown in the loan composition table included below under the caption "Loans," the Company increased its credit exposure in the real estate lending category significantly since December 31, 2006, and real estate loans currently are approximately 79% of the Company's loans. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                      Nine Months Ended                           Nine Months Ended
                                                                        September 30,         Year Ended            September 30,
                                                                             2007            December 31, 2006           2006
                                                                             ----            -----------------           ----
Allowance at beginning of period .................................           $   2,423         $   3,050          $   3,050
Provision for loan losses ........................................                 680             1,110                555
Charge-offs ......................................................                (459)           (2,179)            (1,520)
Recoveries .......................................................                 313               442                307
                                                                             ---------         ---------          ---------
Allowance at end of period .......................................           $   2,957         $   2,423          $   2,392
                                                                             =========         =========          =========

Loans at end of period ...........................................           $ 260,285         $ 226,761          $ 226,583
                                                                             =========         =========          =========
Allowance as a percentage of loans outstanding
  at period end ..................................................                1.14%             1.07%              1.06%


Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                         September 30,                   December 31,
                                                                             2007                            2006
                                                                             ----                            ----
Commercial, financial and agricultural ...........................        $ 48,176              19%        $ 35,783              16%
Real estate - construction, land development and other land ......          84,527              32%          65,096              29%
Real estate - mortgage ...........................................         122,705              47%         120,673              53%
Installment loans ................................................           4,877               2%           5,209               2%
                                                                          --------        --------         --------        --------
Total loans ......................................................        $260,285             100%        $226,761             100%
                                                                          ========        ========         ========        ========

Non-Performing Loans

Following is a summary of non-performing loans as of September 30, 2007 and December 31, 2006:

                                                                                            September 30,         December 31,
                                                                                               2007                   2006
                                                                                               ----                   ----
Non-performing loans
  Nonaccrual loans ..................................................................         $3,579                 $   834
  Loans past due 90 days or more and still accruing .................................            338                       -
                                                                                              ------                 -------
                     Total ..........................................................         $3,917                 $   834
                                                                                              ======                 =======
Non-performing loans as a percentage of:
  Loans outstanding .................................................................           1.50%                   0.37%
  Allowance for loan losses .........................................................         132.47%                  34.42%

During the three months ended September 30, 2007, six loans with carrying amounts totaling $1,618 became nonaccruing loans. The Company's Chief Executive Officer and Chairman of the Board then purchased a 100% participation interest in two of those loans with carrying amounts aggregating $811; consequently, those loans are not included in non-performing loans as of September 30, 2007.

Also during the 2007 third quarter, a portion of the collateral underlying a loan reported as nonaccruing in the amount of $610 as of June 30, 2007 was sold by the borrower to an unrelated party. The Company received a principal reduction of $417 and an interest payment of $26 from that sale. The remaining principal balance of $205 is included in the loan portfolio as of September 30, 2007, is currently performing according to its terms, and is not currently included in non-performing loans nor considered to be a potential problem loan. Net principal reductions during the 2007 three month period on other loans included in non-performing loans totaled $88. Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans, totaled $883 as of September 30, 2007 compared with $1,050 as of December 31, 2006.

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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At September 30, 2007, the Bank had the ability to borrow up to 15% of assets from the FHLB. No amounts of such borrowings were then outstanding. The FHLB requires that securities, qualifying loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $540 investment in FHLB stock as well as certain securities and qualifying loans would be pledged to secure any future borrowings.

The Bank also has $9,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 85.1% as of September 30, 2007 and 84.3% as of December 31, 2006.


CAPITAL RESOURCES

The Company's capital base increased by $2,091 during the first nine months of 2007. This change resulted primarily from net income of $2,059. Cash dividends declared during the first nine months of 2007 totaled $201. Other items increasing shareholders' equity included other comprehensive income during the period of $148 and share-based compensation of $85. As of September 31, 2007, the Company held $9,284 of securities which had been in an unrealized loss position for at least 12 consecutive months. These unrealized losses are not considered to be other-than-temporary because these market value declines are believed to be the result of changes in market interest rates rather than in their ultimate collectibility. The issuers of the securities are all government-sponsored enterprises. In addition, the Company has both the ability and the intent to hold the securities until such time as the values recover or the securities mature. The Company's equity to assets ratio was 6.35% at September 30, 2007, compared with 6.48% at December 31, 2006.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of September 30, 2007, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at September 30, 2007 are presented in the following table along with the "well capitalized" and minimum ratios applicable to the Bank under the FDIC regulatory definitions and guidelines:

                                                             Total
                                                    Tier 1   Capital    Leverage
                                                    ------   -------    --------
Company .........................................    9.9%      11.3%      8.3%
Bank ............................................    9.7%      10.7%      8.0%
Minimum "well-capitalized" requirement ..........    6.0%      10.0%      5.0%
Minimum requirement .............................    4.0%       8.0%      4.0%

OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2007, the Bank had issued commitments to extend credit of $70,427 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $843 at September 30, 2007. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $316 at September 30, 2007. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2006 Annual Report on Form 10-KSB.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments during the first nine months of 2007 totaled $161.


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

As of September 30, 2007 there was no significant change from the interest rate sensitivity analysis as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2006 Annual Report on Form 10-KSB.


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


   GRANDSOUTH BANCORPORATION
    Registrant



By:      /s/ Mason Y. Garrett                  Date:November 14, 2007
      ------------------------------                ------------------------

      Mason Y. Garrett
      Chief Executive Officer


By:      /s/ J. B. Garrett                     Date: November 14, 2007
      ------------------------------                 -----------------

      J. B. Garrett
      Chief Financial Officer

                                  EXHIBIT INDEX


   31.1   Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

   31.2   Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

   32     Certifications pursuant to 18 U.S.C. Section 1350