Form 10-K
period 2007-12-31
GRANDSOUTH BANCORPORATION
filed 2008-03-31
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2007

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

       Registrant's Telephone Number, Including Area Code: (864) 770-1000

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]             Accelerated filer [ ]

         Non-accelerated filer [ ]               Smaller Reporting Company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 29, 2007, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $29,999,723. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 24, 2008, there were 3,381,488 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2007 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................     9
Item 1B  Unresolved Staff Comments ......................................     9
Item 2   Properties .....................................................     9
Item 3   Legal Proceedings ..............................................     9
Item 4   Submission of Matters to a Vote of Security Holders ............     9
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........     9
Item 6   Selected Financial Data ........................................    10
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    10
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    10
Item 8   Financial Statements and Supplementary Data ....................    10
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    10
Item 9A(T) Controls and Procedures ......................................    10
Item 9B  Other Information ..............................................    11
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    11
Item 11  Executive Compensation .........................................    11
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    11
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    12
Item 14  Principal Accountant Fees and Services .........................    12
Item 15  Exhibits, Financial Statement Schedules ........................    12

                        CAUTIONARY NOTICE WITH RESPECT TO
                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Compamy notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forwarding-looking statements.

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.

                                     PART I

Item 1.  Business.

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

         At December 31, 2007, the Bank employed 68 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         As of June 30, 2007, the most recent date for which information is available, the Bank competed in the Greenville County, South Carolina market with 28 other banks and savings banks with 154 branch locations. Aggregate deposits in the Greenville County market were approximately $9.5 billion. The Bank had a 2.24% share of the Greenville County market as of that date. The Bank also has an office in Anderson County, South Carolina, where, as of June 30, 2007, it competed with 18 other banks and savings banks with 63 branch locations. Aggregate deposits in the Anderson County market were $2.3 billion. The Bank had a 3.79% share of the market.

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

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, a prohibition on the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Assessment rates range between 5 and 43 cents per $100 in assessable deposits.

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

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Item 1A.  Risk Factors

         Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments

         Not required for smaller reporting companies.

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

Item 4.    Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders in the fourth quarter of 2007.

                                     PART II

         The portions of the 2007 Annual Report incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5. Market for Common Equity and Related Stockholder Matters.

         The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" and in Note 16 to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 2007 (the "2007 Annual Report") is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Sales of Unregistered Securities

         The Company did not sell any equity securities during 2007 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2007. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6.  Selected Financial Data.

         Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Registrant's 2007 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon set forth in the Registrant's 2007 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A(T).  Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are made only in accordance with the authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material impact on the financial statements.

         Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

         The Company is continually seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2007 that was not so disclosed.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the SEC for the 2008 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Directors serve for a one year term, or until their successors are elected and qualify to serve.

         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to J. B. Garrett, Corporate Secretary, GrandSouth Bancorporation, Inc., 381 Halton Road, Greenville, South Carolina 29607.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Board (the Company's entire Board of Directors functions as the Audit Committee). After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as a director and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's Board. The Company's Board is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the Board believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its Board.

Item 11. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2007 Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2007 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders (1)                   489,396                    $6.04                          366,632

Equity compensation
plans not approved
by security holders                          -                        -                                -
                                       _______                     ____                          _______
Total                                  489,396                    $6.04                          366,632

(1) Options issued and shares reserved pursuant to Registrant's amended 1998 Stock Option Plan. The number of shares subject to outstanding options, exercise prices and number of shares remaining available for future issuance of options have been restated to reflect the 5% stock dividends declared in January 2003 and the 10% stock dividends declared in January 2004, February 2005 and July 2006.

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the caption "Certain Relationships and Related Transactions" and "Governance Matters - Director Independence" in the Proxy Statement is incorporated herein by reference. All members of the Company's Audit Committee are independent as such term is defined by the Nasdaq Global Market Marketplace Rules. All members of the Board of Directors serve as the Company's Compensation and Nominating Committees, and, as set forth under "Governance Matters -- Director Independence" in the Proxy Statement, not all members of the Board are independent as such term is defined by the Nasdaq Global Market Marketplace Rules.

                                    PART IV

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Auditors" and "-- Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements and Financial Schedules

     -    Report of Independent Registered Public Accounting Firm.
     -    Consolidated Balance Sheets - December 31, 2007 and 2006
     - Consolidated Statements of Income - Years ended December 31, 2007, 2006 and 2005
     -    Consolidated   Statements  of  Changes  in  Shareholders'  Equity  and
          Comprehensive Income - Years ended December 31, 2007, 2006 and 2005
     - Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006 and 2005
     -    Notes to Consolidated Financial Statements

(3)      Description of Exhibits.

Exhibit No.             Description
-----------             -----------

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3 Executive Supplemental Retirement Plan Executive Agreement with Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations
10.5                   Amended and Restated Declaration of Trust of GrandSouth
                        Capital Trust I, dated as of May 10, 2006 (4)
10.6                   Guarantee Agreement of GrandSouth Bancorporation, dated
                        as of May 10, 2006 (4)

10.7                   Indenture between GrandSouth Bancorporation and
                        Wilmington Trust Company, dated as of May 10, 2006 (4)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2007
21                     Subsidiaries of Registrant
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 28, 2008             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March __, 2008
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 28, 2008
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 28, 2008
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 28, 2008
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 28, 2008
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 28, 2008
--------------------------------
Baety O. Gross


--------------------------------         Director                                           March __, 2008
S. Hunter Howard, Jr.

                                         Director                                           March __, 2008
--------------------------------
J. Calhoun Pruitt, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                    Articles of Incorporation of Registrant (1)
3.2                    Bylaws of Registrant (1)
4.1                    Form of Common Stock Certificate (2)
10.1                   1998 Stock Option Plan, as amended (3)
10.2                   Form of Stock Option Agreement (2)
10.3                   Executive Supplemental Retirement Plan Executive
                       Agreement with Ronald K. Earnest, as amended in
                        compliance with I.R.C. Section 409A and related regulations
10.4                   Noncompetition, Severance and Employment Agreement
                        between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations
10.5                   Amended and Restated Declaration of Trust of GrandSouth
                        Capital Trust I, dated as of May 10, 2006 (4)
10.6                   Guarantee Agreement of GrandSouth Bancorporation, dated
                        as of May 10, 2006 (4)
10.7                   Indenture between GrandSouth Bancorporation and
                        Wilmington Trust Company, dated as of May 10, 2006 (4)
13                     Portions of the Annual Report to Shareholders  for the
                        Year Ended December 31, 2007
21                     Subsidiaries of Registrant
23                     Consent of Elliott Davis, LLC
31.1                   Rule 13a-14(a)/15d-14(a) Certifications
31.2                   Rule 13a-14(a)/15d-14(a) Certifications
32                     18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.