Form 10-Q
period 2008-03-31
GRANDSOUTH BANCORPORATION
filed 2008-05-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________.

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
   (Check one):

   Large accelerated filer   [ ]                   Accelerated filer   [ ]

   Non-accelerated filer     [ ]                   Smaller reporting company [X]
   (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [X]   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,381,488 Shares Outstanding on May 9, 2008

                            GRANDSOUTH BANCORPORATION

                                    FORM 10-Q

                                      Index
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets                                        3
            Consolidated Statements of Income                                  4
            Consolidated Statements of Changes in Shareholders' Equity
              and Comprehensive Income                                         5
            Consolidated Statements of Cash Flows                              6
            Notes to Unaudited Consolidated Financial Statements               7

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        19

Item 4T.    Controls and Procedures                                           20

PART II. OTHER INFORMATION

Item 6.     Exhibits                                                          20

SIGNATURES                                                                    21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                        (Unaudited)
                                                                                                          March 31,     December 31,
                                                                                                             2008           2007
                                                                                                             -----          ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................          $  5,648          $  4,585
     Federal funds sold ........................................................................             8,861             4,420
                                                                                                          --------          --------
         Cash and cash equivalents .............................................................            14,509             9,005
     Securities available-for-sale .............................................................            56,530            59,567
     Other investments, at cost ................................................................             1,071               765
     Loans, net of allowance for loan losses $3,071 for 2008 and
         $2,943 for 2007 .......................................................................           265,568           259,786
     Premises and equipment, net ...............................................................             4,880             4,896
     Bank owned life insurance .................................................................             4,799             4,753
     Assets acquired in settlement of loans ....................................................               307             1,752
     Interest receivable .......................................................................             2,235             2,313
     Deferred income taxes .....................................................................               472               544
     Goodwill ..................................................................................               737               737
     Other assets ..............................................................................               598             1,006
                                                                                                          --------          --------

            Total assets .......................................................................          $351,706          $345,124
                                                                                                          ========          ========

Liabilities
     Deposits
         Noninterest bearing ...................................................................          $ 16,327          $ 15,037
         Interest bearing ......................................................................           290,318           290,602
                                                                                                          --------          --------
            Total deposits .....................................................................           306,645           305,639
     Short-term borrowings .....................................................................             5,000             5,000
     Long-term Federal Home Loan Bank advances .................................................             5,000                 -
     Junior subordinated debentures ............................................................             8,247             8,247
     Interest payable ..........................................................................               651               754
     Other liabilities .........................................................................             2,972             3,017
                                                                                                          --------          --------
            Total liabilities ..................................................................           328,515           322,657
                                                                                                          --------          --------

Shareholders' equity
     Common stock - no par  value; 20,000,000 shares authorized; issued and outstanding - 3,381,488 at March 31, 2008 and
         3,381,488 at December 31, 2007 ........................................................            19,234            19,200
     Retained earnings .........................................................................             3,627             3,083
     Accumulated other comprehensive income ....................................................               330               184
                                                                                                          --------          --------
            Total shareholders' equity .........................................................            23,191            22,467
                                                                                                          --------          --------

            Total liabilities and shareholders' equity .........................................          $351,706          $345,124
                                                                                                          ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                        2008                   2007
                                                                                                        -----                  ----
                                                                                                         (Dollars in thousands,
                                                                                                             except per share)
Interest income
     Loans, including fees ...........................................................                 $5,771                 $5,640
     Investment securities
         Taxable .....................................................................                    617                    497
         Nontaxable ..................................................................                    141                     49
     Dividends .......................................................................                     14                      7
     Other, principally federal funds sold ...........................................                     48                    149
                                                                                                       ------                 ------
         Total interest income .......................................................                  6,591                  6,342
                                                                                                       ------                 ------

Interest expense
     Deposits ........................................................................                  3,138                  3,063
     Federal Home Loan Bank advances .................................................                     80                      -
     Junior subordinated debt ........................................................                    137                    154
                                                                                                       ------                 ------
         Total interest expense ......................................................                  3,355                  3,217
                                                                                                       ------                 ------

Net interest income ..................................................................                  3,236                  3,125
Provision for loan losses ............................................................                    255                    255
                                                                                                       ------                 ------
Net interest income after provision for loan losses ..................................                  2,981                  2,870
                                                                                                       ------                 ------

Noninterest income
     Service charges on deposit accounts .............................................                    110                     94
     Other income ....................................................................                     76                     59
                                                                                                       ------                 ------
         Total noninterest income ....................................................                    186                    153
                                                                                                       ------                 ------

Noninterest expenses
     Salaries and employee benefits ..................................................                  1,356                  1,218
     Occupancy and equipment .........................................................                    210                    165
     Data processing .................................................................                    144                    130
     Insurance expense ...............................................................                     66                    120
     Professional services ...........................................................                    143                     87
     Other expense ...................................................................                    296                    215
                                                                                                       ------                 ------
         Total noninterest expenses ..................................................                  2,215                  1,935
                                                                                                       ------                 ------

Income before income taxes ...........................................................                    952                  1,088
Income tax expense ...................................................................                    340                    390
                                                                                                       ------                 ------
Net income ...........................................................................                 $  612                 $  698
                                                                                                       ======                 ======

Per share
     Net income ......................................................................                 $ 0.18                 $ 0.21
     Net income, assuming dilution ...................................................                   0.17                   0.19
     Cash dividends declared .........................................................                   0.02                   0.02


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                                 (Unaudited)

                                                              Common Stock
                                                              ------------                              Accumulated
                                                         Number of                      Retained     Other Comprehensive
                                                          Shares         Amount         Earnings       Income (Loss)         Total
                                                          ------         ------         --------       -------------         -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2007 ........................       3,373,846       $  19,054       $     554        $    (138)       $  19,470
                                                                                                                          ---------
Comprehensive income:
    Net income ..................................               -               -             698                -              698
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $24 .......................               -               -               -               47               47
                                                                                                                          ---------
        Total other comprehensive income ........               -               -               -                -               47
                                                                                                                          ---------
          Total comprehensive income ............               -               -               -                -              745
                                                                                                                          ---------
Share-based compensation ........................               -              26               -                -               26
Cash dividend declared, $.02 per share ..........               -               -             (67)               -              (67)
                                                        ---------       ---------       ---------        ---------        ---------
Balance, March 31, 2007 .........................       3,373,846       $  19,080       $   1,185        $     (91)       $  20,174
                                                        =========       =========       =========        =========        =========



Balance, January 1, 2008 ........................       3,381,488       $  19,200       $   3,083        $     184        $  22,467
                                                                                                                          ---------
Comprehensive income:
    Net income ..................................               -               -             612                -              612
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities
      arising during the period, net of
      income taxes of $76 .......................               -               -               -              146              146
                                                                                                                          ---------
        Total other comprehensive income ........               -               -               -                -              146
                                                                                                                          ---------
          Total comprehensive income ............               -               -               -                -              758
                                                                                                                          ---------
Share-based compensation ........................               -              34               -                -               34
Cash dividend declared, $.02 per share ..........               -               -             (68)               -              (68)
                                                        ---------       ---------       ---------        ---------        ---------
Balance, March 31, 2008 .........................       3,381,488       $  19,234       $   3,627        $     330        $  23,191
                                                        =========       =========       =========        =========        =========











The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                         2008                 2007
                                                                                                         -----                ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    612           $    698
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               255                255
            Depreciation .....................................................................                82                 99
            Securities accretion and premium amortization ....................................                (7)                (2)
            Gain on sale of premises and equipment ...........................................               (14)                 -
            Loss on sale of assets acquired in settlement of loans ...........................                53                  -
            Increase in cash surrender value of bank owned life insurance ....................               (46)               (43)
            Decrease in other assets .........................................................               486                122
            (Decrease) increase in other liabilities .........................................              (216)               328
            Increase in deferred tax assets ..................................................                (4)                 -
            Share-based compensation .........................................................                34                 26
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,235              1,483
                                                                                                        --------           --------

Investing activities
     Purchases of securities available-for-sale ..............................................              (959)            (8,128)
     Principal paydowns of available-for-sale mortgage-backed
         investment securities ...............................................................             1,225                832
     Maturities and calls of securities available-for-sale ...................................             3,000              3,015
     Purchases of other investments ..........................................................              (306)               (36)
     Net increase in loans made to customers .................................................            (6,037)           (16,774)
     Purchases of premises and equipment .....................................................               (71)               (94)
     Proceeds from sales of premises and equipment ...........................................                19                  -
     Proceeds from sale of assets acquired in settlement of loans ............................             1,392                149
                                                                                                        --------           --------
                Net cash used by investing activities ........................................            (1,737)           (21,036)
                                                                                                        --------           --------

Financing activities
     Net increase in deposits ................................................................             1,006             14,800
     Increase in long-term Federal Home Loan Bank advances ...................................             5,000                  -
     Cash dividends paid .....................................................................                 -                (67)
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................             6,006             14,733
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................             5,504             (4,820)
Cash and cash equivalents, beginning of period ...............................................             9,005             19,804
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 14,509           $ 14,984
                                                                                                        ========           ========

Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ............................................................................          $  3,458           $  3,158
         Income taxes ........................................................................               737                 85
     Noncash investing and financing activities:
         Other comprehensive income ..........................................................               146                 47
         Transfers of loans to assets acquired in settlement of loans ........................                 -                 35
         Cash dividends declared and unpaid ..................................................                68                  -

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

NOTE 2 - BASIS OF PRESENTATION

A summary of significant accounting policies and the audited financial statements for 2007 are included in GrandSouth Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

The accompanying interim financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of the results for the interim period have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the 2007 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income.

NOTE 3 - NON-PERFORMING LOANS

As of March 31, 2008, there were $3,620 in nonaccrual loans, no loans 90 or more days past due and still accruing interest and no restructured loans.

NOTE 4 - LONG-TERM DEBT

Late in the first quarter of 2008, the Bank borrowed $5,000 from the Federal Home Loan Bank of Atlanta at a fixed rate of 3.42%. The debt matures on March 26, 2013.

NOTE 5 - NET INCOME PER SHARE

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three months ended March 31, 2008 and 2007.

                                                                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                     2008                    2007
                                                                                                     -----                   ----
                                                                                                        (Dollars in thousands,
                                                                                                       except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $      612              $      698
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               3,381,488               3,373,846
                                                                                                  ==========              ==========
               Net income per share, basic .........................................              $      .18              $      .21
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $      612              $      698
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               3,381,488               3,373,846
    Effect of dilutive stock options ...............................................                 186,440                 330,244
                                                                                                  ----------              ----------
               Total shares ........................................................               3,567,928               3,704,090
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .17              $      .19
                                                                                                  ==========              ==========


NOTE 6 -FAIR VALUE MEASUREMENTS

The Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") as required on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date (an exit price), and establishes a framework for measuring fair value. It also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, eliminates the consideration of large position discounts for financial instruments quoted in active markets, requires consideration of the Company's creditworthiness when valuing its liabilities, and expands disclosures about instruments measured at fair value.

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                   Fair Value Measurement at Reporting Date Using
                                                   ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                     March 31, 2008       (Level 1)         (Level 2)          (Level 3)
-----------                     --------------       ---------         ---------          ---------
                                                        (Dollars in thousands)
Securities available-for-sale                        $       -          $ 56,530           $       -


Pricing for the Company's securities available-for-sale is obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities. Not all of the inputs listed apply to each individual security at each measurement date. The independent third party assigns specific securities into an "asset class" for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities. The techniques used after adoption of SFAS No. 157 are consistent with the methods used previously.

No cumulative effect adjustments were required upon initial application of SFAS No. 157. Available-for-sale securities continue to be measured at fair value with unrealized gains and losses recorded in other comprehensive income.

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a non-recurring basis:

                                                   Fair Value Measurement at Reporting Date Using
                                                   ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                     March 31, 2008       (Level 1)         (Level 2)          (Level 3)
-----------                     --------------       ---------         ---------          ---------
                                                        (Dollars in thousands)
Collateral dependent impaired loans                  $       -         $        -          $  2,626


Collateral dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engaged by the Company. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,179 as of March 31, 2008.

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the Company has only partially applied SFAS No. 157. The major categories of assets or liabilities disclosed at fair value in the financial statements for which the Company has not applied the provisions of SFAS No. 157 under the provisions of FSP 157-2 are goodwill and assets acquired in settlement of loans.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") which was effective for the Company as of January 1, 2008. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. The Company has not elected to measure at fair value any financial instruments under the provisions of SFAS No. 159. The adoption of the Statement had no effect on the Company's financial statements.

NOTE 7 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 4.54% as of March 31, 2008. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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

NOTE 8 -NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 is effective for years beginning after December 31, 2008, is to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption is prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly owned nor are any transactions contemplated that would result in such a condition. Therefore, it is expected that the adoption of SFAS No. 160 in January 2009 will have no effect on the Company's consolidated financial statements.

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

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

All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2007 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the audited consolidated financial statements included in the Company's 2007 Form 10-K.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Provision and Allowance for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2007 Form 10-K for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

CHANGES IN FINANCIAL CONDITION

During the first three months of 2008, federal funds sold increased by $4,441, or 100.5%, loans increased by $5,910, or 2.2%, and securities available-for-sale decreased by $3,037, or 5.1%. Deposits increased by $1,006, or .3% and long-term borrowings from the Federal Home Loan Bank ("FHLB") increased by $5,000.

Growth in loans during the first quarter of 2008 was affected primarily by two complementary developments: (1) a slight decline in loan demand in the Company's market area, and (2) some tightening of the Company's loan underwriting practices. The increase in deposits and proceeds of long-term borrowings obtained during the quarter were used to fund the loan growth. In response to actions by the Federal Reserve Board to lower interest rates, the Company allowed the majority of the proceeds obtained from securities maturities, calls and paydowns to increase the amounts of federal funds sold and cash balances. The Company expects that, if interest rates increase later in the year, it will purchase more securities or seek to originate additional loans to take advantage of the higher yields available on those instruments.

RESULTS OF OPERATIONS

Earnings Performance

Net income for the first three months of 2008 was $612, a decrease of $86, or 12.3%, from the comparable 2007 period. Net interest income for the 2008 period was impacted by compression of both net interest spread and net yield on earning assets. The yield on earning assets decreased by 84 basis points and rates paid for interest bearing liabilities decreased by only 44 basis points. The average volume of earning assets for the first quarter of 2008 was 13.9% more than for the same prior year quarter, and average interest bearing liabilities were 13.7% higher than the prior year quarter.

Earnings per share for the first quarter of 2008 were $0.18 compared with $0.21 for the first quarter of 2007. Earnings per share, assuming dilution for the 2008 and 2007 periods were $0.17 and $0.19, respectively.

                                                                              Summary Income Statement
                                                                              ------------------------
For the Three Months Ended March 31,                       2008                2007            Dollar Change     Percentage Change
                                                           ----                ----            -------------     -----------------
Interest income ....................................      $6,591              $6,342              $  249                3.9%
Interest expense ...................................       3,355               3,217                 138                4.3%
                                                          ------              ------              ------
Net interest income ................................       3,236               3,125                 111                3.6%
Provision for loan losses ..........................         255                 255                   -                0.0%
Noninterest income .................................         186                 153                  33               21.6%
Noninterest expenses ...............................       2,215               1,935                 280               14.5%
Income tax expense .................................         340                 390                 (50)             -12.8%
                                                          ------              ------              ------
Net income .........................................      $  612              $  698              $  (86)             -12.3%
                                                          ======              ======              ======


Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,236 and $3,125 for the three months ended March 31, 2008 and 2007, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

                                                                  Average Balances, Income and Expenses, and Yields and Rates
                                                                             For the Three Months Ended March 31,
                                                                             ------------------------------------
                                                                         2008                                   2007
                                                                         ----                                   ----
                                                                       Interest   Annualized                   Interest  Annualized
                                                           Average     Income/     Yields/         Average      Income/   Yields/
                                                          Balances(1)  Expense     Rates         Balances(1)    Expense    Rates
                                                          --------   ----------     -----         --------    ----------    -----

Federal funds sold and due from Federal
     Home Loan Bank ...............................      $  5,741       $     48     3.36%         $ 11,028     $    149    5.48%
Securities and other investments (2) ..............        59,406            772     5.23%           46,555          553    4.82%
Loans (2) (3) (4) .................................       266,581          5,771     8.71%          233,614        5,640    9.79%
                                                         --------       --------                   --------     --------
        Total interest earning assets .............       331,728          6,591     7.99%          291,197        6,342    8.83%


Interest bearing deposits .........................      $287,816       $  3,138     4.39%         $260,100     $  3,063    4.78%
Federal Home Loan Bank advances ...................         9,176             80     3.51%                -            -    0.00%
Junior subordinated debt ..........................         8,247            137     6.68%            8,247          154    7.57%
                                                         --------       --------                   --------     --------
        Total interest bearing
          liabilities .............................       305,239          3,355     4.42%          268,347        3,217    4.86%
Net interest spread (5) ...........................                                  3.57%                                  3.97%
Net interest income and net yield
     on earning assets (6) ........................                     $  3,236     3.92%                      $  3,125    4.35%

-----------------------------------------------
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest-earning assets yield less total interest-bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

As shown in the table, average interest earning assets for the first quarter of 2008 increased by $40,531 or 13.9% over the same period in 2007, while average interest bearing liabilities increased by $36,892 or 13.7% comparing the first quarter of 2008 with the first quarter of 2007. Strong loan demand in the second through fourth quarters of 2007 and competitive rate pricing for deposits were contributing factors to the increases in average earning assets and deposits in the 2008 period.

For the first quarter of 2008, the average yield on earning assets was 7.99% compared with 8.83% for the first quarter of 2007. The primary factor in this decrease was a 108 basis point decrease in the yield on loans. A significant percentage of the Company's loans are variable rate loans. During the first quarter of 2008, the Federal Reserve Board aggressively lowered interest rates in an effort to prevent the problems that originated in subprime lending markets from spreading to other credit markets. Those actions by the Federal Reserve Board normally are followed by actions by money center banks to reduce their prime lending rates. Consequently, requirements contained in many of the Company's variable rate loan agreements that obligate it to reset interest rates on the same schedule as the money center banks resulted in the lower loan yields. Yields on federal funds sold and due from Federal Home Loan Banks decreased by 212 basis points. The average cost of interest bearing liabilities, which did not reprice as quickly as the Company's loan portfolio, was 4.42% for the 2008 period, compared with 4.86% for the 2007 quarter. The net yield on interest earning assets for the quarters ended March 31, 2008 and March 31, 2007 was 3.92% and 4.35%, respectively.

The following table reflects changes in the Company's net interest income. In general, the positive effect of increased volumes of earning assets was substantially offset by lower yields and by increased volumes of interest bearing deposits.

                   Analysis of Changes in Net Interest Income

                                                      Three Months Ended
                                                        March 31, 2008
                                                        --------------
                                                Volume (3)   Rate (3)     Total
                                                ----------   --------     -----

Federal funds sold .........................      $ (56)      $ (45)      $(101)
Securities and other investments (1) .......        164          55         219
Loans (1) (2) ..............................        776        (645)        131
                                                  -----       -----       -----
          Total interest income ............        884        (635)        249
                                                  -----       -----       -----

Interest bearing deposits ..................        327        (252)         75
Federal Home Loan Bank advances ............         80           -          80
Junior subordinated debt ...................          -         (17)        (17)
                                                  -----       -----       -----
          Total interest expense ...........        407        (269)        138
                                                  -----       -----       -----
              Net interest income ..........      $ 477       $(366)      $ 111
                                                  =====       =====       =====
-----------------
(1)  The changes in rate are not calculated on a fully tax-equivalent basis.
(2) Interest income on nonaccruing loans is recognized on a cash basis. Loan income includes fees, which are immaterial to the calculation.
(3) The rate/volume variance for each category has been allocated on a consistent basis between rate and volume based on the percentage of rate or volume variances to the sum of the absolute variances, except in categories having balances in only one period. In such cases, the entire variance is attributed to volume differences.

Noninterest Income

Noninterest income was $186 and $153 for the three months ended March 31, 2008 and 2007, respectively. Higher customer deposit account volumes and a $14 gain on the sale of fixed assets were responsible for the increase.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2008 and 2007 were $2,215 and $1,935, respectively. Salaries and employee benefits increased by
$138 primarily due to a $70 increase in the amount of deferred compensation expenses, a $67 increase in incentives and automobile allowances and a $17 increase in bonuses awarded. Salaries expense decreased by $27 because of the effects of SFAS No. 91 deferred costs. Occupancy and equipment expenses increased by $45 as a result of higher property taxes and building repairs. Professional services expenses increased by $56 primarily due to increases in audit costs, fees paid for services related to implementation of the Sarbanes-Oxley Act of 2002 and fees for other outsourced accounting services. Insurance expenses decreased by $54 due to changes made in coverage provided by some of the Bank's insurance policies. Other expenses increased by $81 primarily due to a $22 increase in postage, freight and supplies expenses, a $53 loss on the sale of assets acquired in settlement of loans, and an $11 increase in other loan expenses.


Provision and Allowance for Loan Losses

The allowance for loan losses was 1.14% of loans as of March 31, 2008 compared with 1.12% as of December 31, 2007. The provision for loan losses was $255 for each of the three month periods ended March 31, 2008 and 2007. The amount of the provision was primarily the result of growth in the loan portfolio and management's assessment of the losses inherent in the portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                             Three Months Ended   Year Ended      Three Months Ended
                                                                             March 31, 2008     December 31, 2007   March 31, 2007
                                                                             --------------     -----------------   --------------
Allowance at beginning of period ....................................            $ 2,943            $ 2,423            $ 2,423
Provision for loan losses ...........................................                255              1,045                255
Charge-offs .........................................................               (241)            (1,329)              (173)
Recoveries ..........................................................                114                804                146
                                                                                 -------            -------            -------
Allowance at end of period ..........................................            $ 3,071            $ 2,943            $ 2,651
                                                                                 =======            =======            =======
Allowance as a percentage of loans outstanding
  at period end .....................................................               1.14%              1.12%              1.09%
Annualized net charge-offs as a percentage
  of average loans ..................................................               0.19%              0.21%              0.05%


Loans

The following table shows the composition of the loan portfolio at each date indicated.


                                                                               March 31, 2008                  December 31, 2007
                                                                               --------------                  -----------------
Commercial, financial and agricultural ...........................        $ 45,711              17%        $ 44,640              17%
Real estate - construction, land development and
  other land .....................................................          81,708              30%          84,458              32%
Real estate - mortgage ...........................................         136,165              51%         128,633              49%
Installment loans ................................................           5,055               2%           4,998               2%
                                                                          --------             ---         --------             ---
     Total loans .................................................        $268,639             100%        $262,729             100%
                                                                          ========             ===         ========             ===


Non-Performing Loans

Following is a summary of non-performing loans as of March 31, 2008 and December 31, 2007:

                                                                                       March 31, 2008         December 31, 2007
                                                                                       --------------         -----------------
Non-performing loans
  Nonaccrual loans ...............................................................        $   3,620               $   1,127
  Loans past due 90 days or more and still accruing ..............................                -                       -
                                                                                          ---------               ---------
                Total ............................................................        $   3,620               $   1,127
                                                                                          =========               =========
Non-performing loans as a percentage of:
  Loans outstanding ..............................................................             1.35%                   0.43%
  Allowance for loan losses ......................................................           117.88%                  38.29%

There were no restructured loans during either period. Included in the increase in nonaccrual loans during the 2008 first quarter was approximately $2,619 of real estate-secured loans. Most of the increase in nonaccrual loans represents loans that were not included as potential problem loans previously and none of the loans included in the increase were as many as ninety days past due. Rather, the problems with these loans became evident only very recently and generally are directly connected with current disruptions in the real estate market. The allowance for loan losses includes $1,151 of valuation allowances associated with nonaccrual loans. Approximately $115 previously included in nonaccrual loans was charged-off during the first quarter of 2008 and repayments of such loans totaled $29.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans, totaled $935 as of March 31, 2008 compared with $828 as of December 31, 2007.


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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At March 31, 2008, the Bank had the ability to borrow up to 15% of assets from the FHLB and $10,000 of such borrowings were outstanding. The FHLB requires that securities, qualifying loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB. The unused borrowing capacity currently available from the FHLB assumes that the Bank's $1,071 investment in FHLB stock as well as certain securities and qualifying loans would be pledged to secure any future borrowings.

The Bank also has $9,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 87.6% as of March 31, 2008 and 86.0% as of December 31, 2007.


CAPITAL RESOURCES

The capital base for the Company increased by $724 during the first three months of 2008. This net change is due to increases in equity resulting from net income of $612, share-based compensation of $34 and unrealized net gains on investment securities, net of related tax effects, of $146 during the three month period which were partially offset by reduction from a $68 cash dividend declared during the first three months of 2008. As of March 31, 2008, the remaining unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature. The Company's average equity-to-assets ratio was 6.38% at March 31, 2008, compared with 6.43% at December 31, 2007.

The Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2008, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at March 31, 2008 are presented in the following table, compared with the "well capitalized" (applies only to the Bank) and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                                            Total
                                                Tier 1     Capital    Leverage
                                                ------     -------    --------
Company ......................................   10.3%      11.5%        8.5%
Bank .........................................    9.8%      10.8%        8.5%
Minimum "well-capitalized" requirement .......    6.0%      10.0%        5.0%
Minimum requirement ..........................    4.0%       8.0%        4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2008, the Bank had issued commitments to extend credit of $71,160 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,001 at March 31, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $304 at March 31, 2008. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2007 Annual Report on Form 10-K.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments under the agreement during the first quarter of 2008 totaled $76.

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

As of March 31, 2008 there was no significant change from the interest rate sensitivity analysis as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2007 Annual Report on Form 10-K.

Item 4T. - Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this report, were effective.

In connection with management's evaluation required by 17 C.F.R. 240.13a-15(d) or 240.15d-15(d) of the Company's internal control over financial reporting, management has determined that there has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date: May 14, 2008
     -------------------------------------------                ------------
           Mason Y. Garrett
           Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: May 14, 2008
     -------------------------------------------                ------------
           J. B. Garrett
           Chief Financial Officer

EXHIBIT INDEX

31.1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

32       Certifications pursuant to 18 U.S.C. Section 1350