Form 10-Q
period 2008-06-30
GRANDSOUTH BANCORPORATION
filed 2008-08-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

[ ] Yes    [X]   No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,381,488 Shares Outstanding on August 01, 2008

                            GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q

                                                                                      Page
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                           3
                  Consolidated Statements of Income                                     4
                  Consolidated Statements of Changes in Shareholders' Equity
                           and Comprehensive Income                                     5
                  Consolidated Statements of Cash Flows                                 6
                  Notes to Unaudited Consolidated Financial Statements                  7

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk           21

Item 4T.          Controls and Procedures                                              22


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                  22

Item 6.           Exhibits                                                             22

SIGNATURES                                                                             23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2008             2007
                                                                                                          -----            ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ................................................................          $  10,647         $   4,585
     Federal funds sold .....................................................................                500             4,420
                                                                                                       ---------         ---------
         Cash and cash equivalents ..........................................................             11,147             9,005
     Securities available for sale ..........................................................             53,345            59,567
     Other investments, at cost .............................................................              1,926               765
     Loans, net of allowance for loan losses of $3,246 for 2008 and
         $2,943 for 2007 ....................................................................            284,632           259,786
     Premises and equipment, net ............................................................              4,897             4,896
     Bank owned life insurance ..............................................................              4,846             4,753
     Assets acquired in settlement of loans .................................................                347             1,752
     Interest receivable ....................................................................              2,159             2,313
     Deferred income taxes ..................................................................                704               544
     Goodwill ...............................................................................                737               737
     Other assets ...........................................................................                559             1,006
                                                                                                       ---------         ---------

            Total assets ....................................................................          $ 365,299         $ 345,124
                                                                                                       =========         =========

Liabilities
     Deposits
         Noninterest bearing ................................................................          $  17,511         $  15,037
         Interest bearing ...................................................................            283,531           290,602
                                                                                                       ---------         ---------
            Total deposits ..................................................................            301,042           305,639
     Short-term borrowings ..................................................................                 39             5,000
     Long-term Federal Home Loan Bank advances ..............................................             29,000                 -
     Junior subordinated debentures .........................................................              8,247             8,247
     Interest payable .......................................................................                635               754
     Other liabilities ......................................................................              3,018             3,017
                                                                                                       ---------         ---------
            Total liabilities ...............................................................            341,981           322,657
                                                                                                       ---------         ---------

Shareholders' equity
     Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 3,381,488 at June 30, 2008 and
         3,381,488 at December 31, 2007 .....................................................             19,253            19,200
     Retained earnings ......................................................................              4,187             3,083
     Accumulated other comprehensive income (loss) ..........................................               (122)              184
                                                                                                       ---------         ---------
            Total shareholders' equity ......................................................             23,318            22,467
                                                                                                       ---------         ---------

            Total liabilities and shareholders' equity ......................................          $ 365,299         $ 345,124
                                                                                                       =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                  (Unaudited)
                                                                                              Period Ended June 30,
                                                                                              ---------------------
                                                                                  Three Months                    Six Months
                                                                                  ------------                    ----------
                                                                               2008           2007            2008           2007
                                                                               ----           ----            ----           ----
                                                                                     (Dollars in thousands, except per share)
Interest income
     Loans, including fees .........................................         $ 5,437         $ 5,924         $11,208         $11,564
     Investment securities
       Taxable .....................................................             574             467           1,191             964
       Nontaxable ..................................................             143              68             284             117
     Dividends .....................................................              23              10              37              17
     Other, principally federal funds sold .........................              79             167             127             316
                                                                             -------         -------         -------         -------
         Total interest income .....................................           6,256           6,636          12,847          12,978
                                                                             -------         -------         -------         -------

Interest expense
     Deposits ......................................................           2,726           3,303           5,864           6,366
     Federal Home Loan Bank advances ...............................             187               -             267               -
     Junior subordinated debt ......................................              93             147             230             301
                                                                             -------         -------         -------         -------
         Total interest expense ....................................           3,006           3,450           6,361           6,667
                                                                             -------         -------         -------         -------

Net interest income ................................................           3,250           3,186           6,486           6,311
Provision for loan losses ..........................................             460             170             715             425
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           2,790           3,016           5,771           5,886
                                                                             -------         -------         -------         -------

Noninterest income
     Service charges on deposit accounts ...........................             125             110             235             204
     Gain on sale of securities available for sale .................              16               -              16               -
     Other income ..................................................              67              70             143             129
                                                                             -------         -------         -------         -------
         Total noninterest income ..................................             208             180             394             333
                                                                             -------         -------         -------         -------

Noninterest expense
     Salaries and employee benefits ................................           1,296           1,308           2,652           2,526
     Occupancy and equipment .......................................             197             240             407             405
     Data processing ...............................................             127             132             271             262
     Insurance expense .............................................             134             140             200             260
     Postage and supplies ..........................................              43              70             116             120
     Professional services .........................................             114             178             257             265
     Real estate and loan ..........................................              31              38             133              73
     Other .........................................................              80              63             201             193
                                                                             -------         -------         -------         -------
         Total noninterest expenses ................................           2,022           2,169           4,237           4,104
                                                                             -------         -------         -------         -------

Income before income taxes .........................................             976           1,027           1,928           2,115
Income tax expense .................................................             349             372             689             762
                                                                             -------         -------         -------         -------
Net income .........................................................         $   627         $   655         $ 1,239         $ 1,353
                                                                             =======         =======         =======         =======

Per share
     Net income ....................................................         $  0.19         $  0.19         $  0.37         $  0.40
     Net income, assuming dilution .................................            0.18            0.18            0.35            0.37
     Cash dividends declared .......................................            0.02            0.02            0.04            0.04




The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                               (Unaudited)

                                                              Common Stock
                                                              ------------                            Accumulated
                                                        Number of                      Retained   Other Comprehensive
                                                         Shares         Amount         Earnings       Income (Loss)        Total
                                                         ------         ------         --------       -------------        -----
                                                                        (Dollars in thousands, except per share)
Balance, January 1, 2007 .......................       3,373,846       $   19,054      $      554       $     (138)      $   19,470
                                                                                                                         ----------
Comprehensive income:
    Net income .................................               -                -           1,353                -            1,353
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $138 .....................               -                -               -             (268)            (268)
                                                                                                                         ----------
          Total comprehensive income ...........               -                -               -                -            1,085
                                                                                                                         ----------
Share-based compensation .......................               -               55               -                -               55
Cash dividends declared, $.04 per share ........               -                -            (134)               -             (134)
                                                      ----------       ----------      ----------       ----------       ----------
Balance, June 30, 2007 .........................       3,373,846       $   19,109      $    1,773       $     (406)      $   20,476
                                                      ==========       ==========      ==========       ==========       ==========



Balance, January 1, 2008 .......................       3,381,488       $   19,200      $    3,083       $      184       $   22,467
                                                                                                                         ----------
Comprehensive income:
    Net income .................................               -                -           1,239                -            1,239
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $151 .....................               -                -               -             (295)            (295)
    Less: Reclassification adjustment
      for gain on sale of securities
      available for sale, net of
      income taxes of $5 .......................               -                -               -              (11)             (11)
                                                                                                                         ----------
        Other comprehensive income .............                                                                               (306)
                                                                                                                         ----------
          Total comprehensive income ...........               -                -               -                -              933
                                                                                                                         ----------
Share-based compensation .......................               -               53               -                -               53
Cash dividends declared, $.04 per share ........               -                -            (135)               -             (135)
                                                      ----------       ----------      ----------       ----------       ----------
Balance, June 30, 2008 .........................       3,381,488       $   19,253      $    4,187       $     (122)      $   23,318
                                                      ==========       ==========      ==========       ==========       ==========









The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                          2008                2007
                                                                                                          ----                ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,239           $  1,353
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               715                425
            Depreciation .....................................................................               166                199
            Net securities accretion .........................................................               (31)                (7)
            Gain on sale of securities available for sale ....................................               (16)                 -
            Gain on sale of premises and equipment ...........................................               (26)                 -
            Loss (gain) on sale of assets acquired in settlement of loans ....................                53                 (6)
            Increase in cash surrender value of bank owned life insurance ....................               (93)               (88)
            Decrease (increase) in other assets ..............................................               601                (64)
            Decrease in other liabilities ....................................................              (186)              (106)
            Increase in deferred tax assets ..................................................                (4)                 -
            Share-based compensation .........................................................                53                 55
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,471              1,761
                                                                                                        --------           --------

Investing activities
     Purchases of securities available for sale ..............................................            (3,199)           (14,800)
     Principal paydowns of available for sale mortgage-backed
         investment securities ...............................................................             2,976              1,667
     Maturities and calls of securities available for sale ...................................             5,000              8,015
     Proceeds of sales of securities available for sale ......................................             1,030                  -
     Purchases of other investments ..........................................................            (1,161)               (36)
     Net increase in loans made to customers .................................................           (25,601)           (26,898)
     Purchases of premises and equipment .....................................................              (182)              (108)
     Proceeds from sales of premises and equipment ...........................................                41                  -
     Proceeds from sale of assets acquired in settlement of loans ............................             1,392                190
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (19,704)           (31,970)
                                                                                                        --------           --------

Financing activities
     Net (decrease) increase in deposits .....................................................            (4,597)            29,158
     Decrease in short-term borrowings .......................................................            (4,961)                 -
     Increase in long-term Federal Home Loan Bank advances ...................................            29,000                  -
     Cash dividends paid .....................................................................               (67)               (67)
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            19,375             29,091
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................             2,142             (1,118)
Cash and cash equivalents, beginning of period ...............................................             9,005             19,804
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 11,147           $ 18,686
                                                                                                        ========           ========





The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows (continued)

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                          2008                2007
                                                                                                          ----                ----
                                                                                                           (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ............................................................................           $ 6,480            $ 6,584
         Income taxes ........................................................................             1,077                655
     Noncash investing and financing activities
         Other comprehensive income (loss) ...................................................              (306)              (268)
         Transfers of loans to assets acquired in settlement of loans ........................                40                335
         Dividends declared but unpaid .......................................................                68                 67


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

NOTE 3 - NON-PERFORMING LOANS

As of June 30, 2008 and December 31, 2007, there were $1,425 and $1,127 in nonaccrual loans, respectively. There were no loans 90 or more days past due and still accruing interest and no restructured loans as of either date.

NOTE 4 - LONG-TERM DEBT

During the first six months of 2008, the Bank borrowed $29,000 from the Federal Home Loan Bank of Atlanta. These borrowings were fixed rate advances with a weighted average interest rate of 3.62% and a weighted average maturity of 3.33 years.

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three and six months periods ended June 30, 2008 and 2007.

                                                                                             (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                           Three Months                        Six Months
                                                                           ------------                        ----------
                                                                      2008              2007              2008              2007
                                                                      ----              ----              ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      627         $      655         $    1,239         $    1,353
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,381,488          3,373,846          3,381,488          3,373,846
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .19         $      .19         $      .37         $      .40
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      627         $      655         $    1,239         $    1,353
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          3,381,488          3,373,846          3,381,488          3,373,846
    Effect of dilutive stock options ...................            184,971            282,318            186,949            310,754
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          3,566,459          3,656,164          3,568,437          3,684,600
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .18         $      .18         $      .35         $      .37
                                                                 ==========         ==========         ==========         ==========

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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                                           Fair Value Measurement at Reporting Date Using
                                                                           ----------------------------------------------
                                                                            Quoted Prices
                                                                              in Active         Significant
                                                                             Markets for           Other           Significant
                                                                              Identical         Observable        Unobservable
                                                                                Assets            Inputs             Inputs
Description                                               June 30, 2008       (Level 1)         (Level 2)          (Level 3)
-----------                                               -------------       ---------         ---------          ---------
                                                                                 (Dollars in thousands)
Securities available for sale .......................                       $         -         $ 53,345           $        -

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

No cumulative effect adjustments were required upon initial application of SFAS No. 157. Available for sale securities continue to be measured at fair value with unrealized gains and losses recorded in other comprehensive income.

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a non-recurring basis:

                                                                           Fair Value Measurement at Reporting Date Using
                                                                           ----------------------------------------------
                                                                            Quoted Prices
                                                                              in Active         Significant
                                                                             Markets for           Other           Significant
                                                                              Identical         Observable        Unobservable
                                                                                Assets            Inputs             Inputs
Description                                               June 30, 2008       (Level 1)         (Level 2)          (Level 3)
-----------                                               -------------       ---------         ---------          ---------
                                                                                 (Dollars in thousands)
Collateral dependent impaired loans ....................                     $        -          $   677            $       -


Collateral dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engaged by the Company. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $285 as of June 30, 2008.

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


NOTE 7 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 4.65% as of June 30, 2008. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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


NOTE 8 -NEW ACCOUNTING PRONOUNCEMENTS

In May, 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The application of the Statement will have no effect on the Company's financial position, results of operations or cash flows.

The FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)," ("FSP No. APB 14-1"). The Staff Position specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 provides guidance for initial and subsequent measurement as well as derecognition provisions. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of the Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of the Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 is effective for the Company on January 1, 2009. This pronouncement does not impact accounting measurements but will result in additional disclosures if the Company is involved in material derivative and hedging activities at that time.

In February 2008, the FASB issued FASB Staff Position No. 140-3, "Accounting for Transfers of Financial Assets and Repurchase Financing Transactions" ("FSP 140-3"). This FSP provides guidance on accounting for a transfer of a financial asset and the transferor's repurchase financing of the asset. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140. However, if certain criteria are met, the initial transfer and repurchase financing are not evaluated as a linked transaction and are evaluated separately under Statement 140. FSP 140-3 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years and earlier application is not permitted. Accordingly, this

FSP is effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on its financial position, results of operations and cash flows.


In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.


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

All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "outlook," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

     o    credit risks;

     o    higher than anticipated levels of defaults on loans;

     o    misperceptions by depositors about the safety of their deposits;

     o    capital adequacy;

     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;

     o    availability of liquidity sources;

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2007 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

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

CHANGES IN FINANCIAL CONDITION

During the first six months of 2008, loans increased by $25,149, or 9.6%, securities available for sale decreased by $6,222, or 10.4%, deposits decreased by $4,597, or 1.5% and long-term Federal Home Loan Bank advances increased by $29,000. Federal funds sold decreased by $3,920, or 88.7%. Loan demand continues to be strong in the Company's market area. During the three months ended June 30, 2008, the Company's loan portfolio grew by $19,239, or 7.2%. Growth was especially strong in real estate mortgage loans secured by residential and commercial properties.

Competition for deposits is robust due to both the current interest rate environment and the ever-expanding array of products offered by other financial services companies. In response to the recent failure of a large bank with nationwide offices, depositors have become more aware of, and more sensitive to, the limitations of deposit insurance. Consequently, many depositors are proactively diversifying their deposits among a number of banks in order to maximize deposit insurance coverage. Through its participation in the Certificate of Deposit Account Registry Service ("CDARS") program, the Company has access to a mechanism that allows its customers to diversify their deposits among multiple banks while also allowing the Company to obtain the benefits of attracting deposits as sources of investable funds and maintain its customer relationships. As of June 30, 2008, total deposits included $2,833 of CDARS deposits and $15,648 of brokered deposits that were obtained to augment funds obtained within the local market.

During the first six months of 2008, time and savings deposits decreased by $11,345 and demand and money market deposits increased by $6,748. In order to fund loan growth, the Company decreased its holdings of available for sale securities and federal funds sold and borrowed funds in the current period. Management believes that, by borrowing at relatively low fixed rates on a long-term basis, the Company is well-positioned to increase net interest income in the future.


RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2008 and 2007

The Company's net income for the second quarter of 2008 was $627 or $.18 per diluted share, compared with $655, or $.18 per diluted share, for the second quarter of 2007.

                                                                                Summary Income Statement
                                                                                ------------------------
For the Three Months Ended June 30,                         2008                2007            Dollar Change      Percentage Change
                                                            ----                ----            -------------      -----------------
Interest income ...................................        $6,256              $6,636              $ (380)              -5.7%
Interest expense ..................................         3,006               3,450                (444)             -12.9%
                                                           ------              ------              ------
Net interest income ...............................         3,250               3,186                  64                2.0%
Provision for loan losses .........................           460                 170                 290              170.6%
Noninterest income ................................           208                 180                  28               15.6%
Noninterest expense ...............................         2,022               2,169                (147)              -6.8%
Income tax expense ................................           349                 372                 (23)              -6.2%
                                                           ------              ------              ------
Net income ........................................        $  627              $  655              $  (28)              -4.3%
                                                           ======              ======              ======

Net interest income for the second quarter of 2008 increased slightly over the amount recorded for the same period of 2007 due to higher average amounts of loans and investment securities and lower rates paid for interest bearing deposits. The provision for loan losses in the 2008 period was significantly higher than the amount for the second quarter of 2007 as a result of adjustments made in response to management's concerns about the increasing likelihood that the currently deteriorating conditions in the national and regional real estate markets and declining construction activity will be reflected locally as well as observed higher amounts of past due, nonaccrual and potential problem loans which reflect the individual problems of a few borrowers. Noninterest expense decreased by $147 primarily due to lower expenses for professional expenses. In 2007, the Company incurred expenses to initially achieve compliance with a requirement that the Company assess and report on its internal control over financial reporting.

Six months ended June 30, 2008 and 2007

The Company's net income for the first six months of 2008 was $1,239, or $.35 per diluted share, compared with $1,353, or $.37 per diluted share, for the first six months of 2007.

                                                                                  Summary Income Statement
                                                                                  ------------------------
For the Six Months Ended June 30,                           2008                2007            Dollar Change     Percentage Change
                                                            ----                ----            -------------     -----------------
Interest income .....................................     $12,847             $12,978             $  (131)             -1.0%
Interest expense ....................................       6,361               6,667                (306)             -4.6%
                                                          -------             -------             -------
Net interest income .................................       6,486               6,311                 175               2.8%
Provision for loan losses ...........................         715                 425                 290              68.2%
Noninterest income ..................................         394                 333                  61              18.3%
Noninterest expense .................................       4,237               4,104                 133               3.2%
Income tax expense ..................................         689                 762                 (73)             -9.6%
                                                          -------             -------             -------
Net income ..........................................     $ 1,239             $ 1,353             $  (114)             -8.4%
                                                          =======             =======             =======

Net interest income for the 2008 six-month period was $175 more than for the same period of 2007, as decreases in interest income were more than offset by lower costs of funding sources. The provision for loan losses for the 2008 period increased due to adjustments made in response to management's concerns about the increasing likelihood that the currently deteriorating conditions in the national and regional real estate markets and declining construction activity will be reflected locally as well as observed higher amounts of loans past due 30 to 89 days and nonaccrual and potential problem loans reflecting the individual problems of a few borrowers, and higher amounts of loans outstanding. Noninterest expense for the 2008 period was $133 more than for the 2007 six months due to increased salaries and benefits and increases in expenses for foreclosed real estate resulting primarily from a $53 loss on the sale of a property in the first quarter of 2008.

Net Interest Income

Net interest income, the difference between the interest earned on earning assets and the interest incurred for funds used to support those assets, is the principal source of the Company's earnings.


Three months ended June 30, 2008 and 2007

Net interest income, was $3,250 and $3,186 for the three months ended June 30, 2008 and 2007, respectively. Average interest earning assets for the second quarter of 2008 increased by $41,151 or 13% over the same period in 2007. Average interest bearing liabilities increased by $37,647 or 13% comparing the second quarter of 2008 with the same period in 2007. Average loans for the 2008 quarter increased by $28,587 or 12% and average securities and other investments increased by $9,942 or 21% over the 2007 quarter. The yield on the Company's securities and other investments for the second quarter of 2008 was 49 basis points higher than for the same period of 2007. The average life of the Company's investment portfolio was 6.5 years at June 30, 2008, compared with 5.5 years one year earlier. The Company's loan portfolio includes a large proportion of variable rate loans. Accordingly, the lower interest rates prevailing in the

2008 period were primarily responsible for a $487 decrease in loan interest income. Lower interest rates were also responsible for the decrease in interest earned on federal funds sold.

                                                                  Average Balances, Income and Expenses, and Yields and Rates
                                                                              For the Three Months Ended June 30,
                                                                              -----------------------------------
                                                                          2008                                  2007
                                                                          ----                                  ----
                                                                       Interest    Annualized                 Interest    Annualized
                                                         Average        Income/      Yields/   Average         Income/      Yields/
                                                        Balances (1)    Expense       Rates   Balances (1)     Expense       Rates
                                                        ------------    -------       -----   ------------     -------       -----
Federal funds sold and due from Federal
       Home Loan Banks ............................      $ 13,165       $     79     2.41%     $ 11,468       $    167       5.84%
Securities and other investments (2) ..............        57,540            740     5.17%       46,673            545       4.68%
Loans (2) (3) (4) .................................       277,089          5,437     7.89%      248,502          5,924       9.56%
                                                         --------       --------               --------       --------
            Total interest earning assets .........       347,794          6,256     7.23%      306,643          6,636       8.68%


Interest bearing deposits .........................      $290,856       $  2,726     3.77%     $272,968       $  3,303       4.85%
Federal Home Loan Bank advances ...................        19,759            187     3.81%            -              -       0.00%
Junior subordinated debt ..........................         8,247             93     4.54%        8,247            147       7.15%
                                                         --------       --------               --------       --------
            Total interest bearing
              liabilities .........................       318,862          3,006     3.79%      281,215          3,450       4.92%
Net interest spread (5) ...........................                                  3.44%                                   3.76%
Net interest income and net yield
       on earning assets (6) ......................                     $  3,250     3.76%                    $  3,186       4.17%

----------------------------

(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals annualized net interest income divided by total interest earning assets.

Six months ended June 30, 2008 and 2007

Net interest income, was $6,486 and $6,311 for the six months ended June 30, 2008 and 2007, respectively. Average interest earning assets for the first six months of 2008 increased by $41,174 or 14% over the same period of 2007. Average interest bearing liabilities increased by $37,234 or 14% for the 2008 six month period compared with the same period of 2007. Among earning assets, loans increased the most, primarily due to the continued resistance of the local economy to the national deterioration of real estate values. Competitive and other macroeconomic factors, however, constrain the Company's ability to increase yields on loans and larger amounts of non-accrual loans negatively affect those yields as well. Consequently, the yield on loans for the first six months of 2008 was 138 basis points less than for the same period of 2007. Average amounts of investment securities also increased significantly, as discussed previously. During the first six months of 2008, the Company obtained long-term debt funding totaling $29,000 at an average fixed rate of interest of 3.62%. Remaining maturities range from 6.5 months through about 4.9 years.


                                                                  Average Balances, Income and Expenses, and Yields and Rates
                                                                               For the Six Months Ended June 30,
                                                                               ---------------------------------
                                                                          2008                                  2007
                                                                          ----                                  ----
                                                                       Interest  Annualized                   Interest    Annualized
                                                         Average        Income/    Yields/     Average         Income/      Yields/
                                                        Balances (1)    Expense     Rates     Balances (1)     Expense       Rates
                                                        ------------    -------     -----     ------------     -------       -----
Federal funds sold and due from Federal
        Home Loan Banks ...........................     $  9,453      $    127      2.70%     $ 11,249       $    316        5.66%
Securities and other investments (2) ..............       58,848         1,512      5.17%       46,614          1,098        4.75%
Loans (2) (3) (4) .................................      271,835        11,208      8.29%      241,099         11,564        9.67%
                                                        --------      --------                --------       --------
               Total interest earning assets ......      340,136        12,847      7.60%      298,962         12,978        8.75%


Interest bearing deposits .........................     $289,336      $  5,864      4.08%     $266,570       $  6,366        4.82%
Federal Home Loan Bank advances ...................       14,468           267      3.71%            -              -        0.00%
Junior subordinated debt ..........................        8,247           230      5.61%        8,247            301        7.36%
                                                        --------      --------                --------       --------
               Total interest bearing
                 liabilities ......................      312,051         6,361      4.10%      274,817          6,667        4.89%
Net interest spread (5) ...........................                                 3.50%                                    3.86%
Net interest income and net yield
        on earning assets (6) .....................                   $  6,486      3.83%                    $  6,311        4.26%

-------------------------------
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals annualized net interest income divided by total interest earning assets.

Management expects that market rates of interest will begin to increase slowly during the last half of 2008. If that expectation is realized, interest income on loans is projected to grow more rapidly than interest expenses, primarily due to more rapid resetting of interest rates on variable rate loans.

Noninterest Income

Noninterest income was $208 and $180 for the three months ended June 30, 2008 and 2007, respectively. The increase is attributable to an increase in service charges on deposit accounts and a $16 gain on the sale of an available for sale security recorded in the second quarter of 2008.

Noninterest income was $394 and $333 for the six months ended June 30, 2008 and 2007, respectively. The increase is attributed primarily to a $31 increase in service charges on deposit accounts, which is attributable to an increase in the number of deposit accounts and the $16 gain on securities sale.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2008 and 2007 were $2,022 and $2,169, respectively. The decrease of $147 was due primarily to lower insurance, advertising and postage and supplies expenses. Salaries and benefits declined slightly in the 2008 period, primarily due to the adoption of Statement of Financial Accounting Standards No. 91 ("SFAS No. 91) in the third quarter of 2007. The effects of SFAS No. 91 are to defer the recognition of certain salaries and other expenses and fee income associated with the Company's loan origination activities. Prior to its initial adoption, the effects of SFAS No. 91 were not material to the Company's financial condition or its results of operations. Professional services expenses decreased because non-recurring expenses to enable the Company to assess its internal control over financial reporting were incurred in the first six months of 2007.

Noninterest expenses for the six months ended June 30, 2008 and 2007 were $4,237 and $4,104, respectively. This increase was due primarily to increases in salaries and benefits of $126 and expenses of foreclosed property which increased by $60 primarily due to $53 loss realized on the sale of a foreclosed property in the first quarter of 2008. At June 30, 2008, the Company had 67 full-time equivalent employees, compared with 70 one year earlier.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.13% of loans as of June 30, 2008 compared with 1.12% as of December 31, 2007. The provision for loan losses was $460 and $170 for the three months ended June 30, 2008 and 2007, respectively. For the first six months of 2008, the provision for loan losses was $715, compared with $425 for the same period of 2007. The increase in the provision for each of the 2008 periods resulted from higher amounts of loans past due 30 to 89 days, higher nonaccrual and potential problem loans, higher net charge-offs, recent observations that losses in subprime real estate loans originated by other financial institutions are beginning to affect real estate values within the Company's market area, and overall growth in the loan portfolio. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                            Six Months                                   Six Months
                                                                              Ended               Year Ended               Ended
                                                                             June 30,            December 31,             June 30,
                                                                               2008                 2007                   2007
                                                                               ----                 ----                   ----
Allowance at beginning of period .................................           $   2,943             $   2,423             $   2,423
Provision for loan losses ........................................                 715                 1,045                   425
Charge-offs ......................................................                (565)               (1,329)                 (419)
Recoveries .......................................................                 153                   804                   260
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   3,246             $   2,943             $   2,689
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding
   at period end .................................................                1.13%                 1.12%                 1.06%
Loans at end of period ...........................................           $ 287,878             $ 262,729             $ 253,165
                                                                             =========             =========             =========

Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                           June 30,                   December 31,
                                                                            2008                         2007
                                                                            ----                         ----
Commercial, financial and agricultural ...........................        $ 45,808          16%        $ 44,640            17%
Real estate - construction, land development and
  other land .....................................................          85,341          29%          84,458            32%
Real estate - mortgage ...........................................         151,633          53%         128,633            49%
Installment loans ................................................           5,096           2%           4,998             2%
                                                                          --------         ---         --------           ---
      Total loans ................................................        $287,878         100%        $262,729           100%
                                                                          ========         ===         ========           ===

Non-Performing Loans

Following is a summary of non-performing loans as of June 30, 2008 and December 31, 2007:

                                                          June 30,  December 31,
                                                            2008        2007
                                                            ----        ----
Non-performing loans
  Nonaccrual loans ...................................   $   1,425    $   1,127
  Loans past due 90 days or more and still accruing ..           -            -
                                                         ---------    ---------
                Total ................................   $   1,425    $   1,127
                                                         =========    =========
Non-performing loans as a percentage of:
  Loans outstanding ..................................        0.50%        0.43%
  Allowance for loan losses ..........................       43.90%       38.29%

There were no restructured loans during either period. As of March 31, 2008, nonaccrual loans were $3,620. Loans totaling approximately $2,342 that were included in nonaccrual loans as of March 31, 2008 are not now included in that category. Of that amount, loans to, or guaranteed by, two borrowers totaled $2,088. Those loans, now aggregating $1,741, are currently included in potential problem loans. One customer's debt was reduced significantly during the second quarter of 2008 and that borrower has demonstrated better ability to service the remaining debt. The other borrower previously was involved in a dispute with other business associates. That situation recently has been resolved and the loan was removed from nonaccrual status to reflect improvement in the borrower's condition. Other reductions of $254 were noted from payments and charge-offs. Loans totaling $125 moved into nonaccrual status during the three months ended June 30, 2008.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms and which may result in subsequent classification of such loans as non-performing loans, totaled $3,742 as of June 30, 2008 compared with $935 as of March 31, 2008 and $828 as of December 31, 2007. The increase in potential problem loans during the second quarter of 2008, not including the amounts discussed previously, consisted primarily of loans of three unrelated borrowers that totaled $1,591 as of June 30, 2008.


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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against eligible collateral items consisting of certain investment securities, certain 1-4 family residential mortgage loans and qualifying commercial loans. At June 30, 2008, the Bank had $29,000 of such borrowings outstanding and had the ability to borrow up to an additional $44,500 from the FHLB.

The Bank has $9,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 95.6% as of June 30, 2008 and 86.0% as of December 31, 2007.

CAPITAL RESOURCES

The Company's capital base increased by $851 during the first six months of 2008. This change resulted primarily from net income of $1,239. Share-based compensation totaled $53, which increased capital. Cash dividends declared during the first six months of 2008 totaled $135, which decreased capital. Other items decreasing shareholders' equity included net unrealized losses on investment securities during the period of $306, net of income taxes. These unrealized losses are not considered to be other-than-temporary because the Company has both the ability and the intent to hold the securities until such time as the values recover or the securities mature. The Company's average equity to assets ratio was 6.64% at June 30, 2008, compared with 6.43% at December 31, 2007.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of June 30, 2008, the Company and Bank exceeded the minimum capital levels that are required to be maintained.

It is management's objective to maintain the capital levels necessary for the Bank to continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulations.

Company and Bank capital ratios at June 30, 2008 are presented in the following table, compared with the "well capitalized" requirement for the bank and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:


                                                              Total
                                                Tier 1       Capital    Leverage
                                                ------       -------    --------
Company .....................................    10.0%        11.2%       8.4%
Bank ........................................     9.4%        10.5%       7.9%
Minimum "well-capitalized" requirement ......     6.0%        10.0%       5.0%
Minimum requirement .........................     4.0%         8.0%       4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2008, the Bank had issued commitments to extend credit of $72,336 through various types of lending. The commitments generally expire over one year.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $895 at June 30, 2008.

Past experience indicates that many of these commitments to extend credit and standby letters of credit will expire unused. However, through its various sources of liquidity, as described in "Liquidity," the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $298 at June 30, 2008. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2007 Annual Report on Form 10-K.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments during the first six months of 2008 totaled $160.


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

As of June 30, 2008 there was no significant change from the interest rate sensitivity analysis as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2007 Annual Report on Form 10-K.

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


PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on May 21, 2008. One matter was voted on with the following results:

1. The following eight directors were elected to each serve a one-year term:

                                                 SHARES VOTED
                                                 ------------
                                                  AUTHORITY         BROKER NON-
DIRECTORS                         FOR              WITHHELD           VOTES
                                  ---              --------           -----
Ronald K. Earnest               2,504,371           3,184              0
Harold E. Garrett               2,493,612          13,943              0
Mason Y. Garrett                2,504,371           3,184              0
Michael L. Gault                2,490,852          16,703              0
Baety O. Gross, Jr.             2,507,445             110              0
S. Hunter Howard, Jr.           2,503,603           3,952              0
S. Blanton Phillips             2,507,445             110              0
J. Calhoun Pruitt, Jr.          2,507,445             110              0



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


   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date:August 14, 2008
     -------------------------------------------               -----------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: August 14, 2008
     -------------------------------------------                ---------------
     J. B. Garrett
     Chief Financial Officer

EXHIBIT INDEX

31.1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

32       Certifications pursuant to 18 U.S.C. Section 1350