Form 10-Q
period 2008-09-30
GRANDSOUTH BANCORPORATION
filed 2008-11-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

[ ] Yes    [X]   No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,565,964 Shares Outstanding on November 7, 2008

                            GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets ...................................   3
             Consolidated Statements of Income .............................   4
             Consolidated Statements of Changes in Shareholders' Equity
                      and Comprehensive Income .............................   5
             Consolidated Statements of Cash Flows .........................   6
             Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.      Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................  13

Item 3.      Quantitative and Qualitative Disclosures About Market Risk ....  23

Item 4T.     Controls and Procedures .......................................  23


PART II. OTHER INFORMATION

Item 6.      Exhibits ......................................................  25

SIGNATURES .................................................................  26

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                              (Unaudited)          (Audited)
                                                                                               September 30,      December  31,
                                                                                                   2008              2007
                                                                                                   ----              ----
                                                                                                   (Dollars in thousands)
Assets
     Cash and non-interest bearing due from banks ......................................        $  4,587           $  4,287
     Interest bearing transaction deposits with other banks ............................           5,101                298
     Federal funds sold ................................................................           8,322              4,420
                                                                                                --------           --------
         Cash and cash equivalents .....................................................          18,010              9,005
     Certificates of deposit with other banks ..........................................           2,000                  -
     Securities available for sale .....................................................          50,571             59,567
     Other investments, at cost ........................................................           1,926                765
     Loans, net of allowance for loan losses - $3,553 for 2008 and
         $2,943 for 2007 ...............................................................         290,236            259,786
     Premises and equipment, net .......................................................           4,813              4,896
     Bank owned life insurance .........................................................           4,892              4,753
     Assets acquired in settlement of loans ............................................             605              1,752
     Interest receivable ...............................................................           2,184              2,313
     Deferred income taxes .............................................................             586                544
     Goodwill ..........................................................................             737                737
     Other assets ......................................................................             881              1,006
                                                                                                --------           --------
            Total assets ...............................................................        $377,441           $345,124
                                                                                                ========           ========
Liabilities
     Deposits
         Noninterest bearing ...........................................................        $ 18,030           $ 15,037
         Interest bearing ..............................................................         294,443            290,602
                                                                                                --------           --------
            Total deposits .............................................................         312,473            305,639
     Short-term borrowings .............................................................               -              5,000
     Long-term Federal Home Loan Bank advances .........................................          29,000                  -
     Junior subordinated debentures ....................................................           8,247              8,247
     Interest payable ..................................................................             560                754
     Other liabilities .................................................................           2,580              3,017
                                                                                                --------           --------
            Total liabilities ..........................................................         352,860            322,657
                                                                                                --------           --------
Shareholders' equity
     Common stock - no par value; 20,000,000 shares authorized; issued and outstanding - 3,565,964 at September 30, 2008 and
         3,381,488 at December 31, 2007 ................................................          19,884             19,200
     Retained earnings .................................................................           4,588              3,083
     Accumulated other comprehensive income (loss) .....................................             109                184
                                                                                                --------           --------
            Total shareholders' equity .................................................          24,581             22,467
                                                                                                --------           --------
            Total liabilities and shareholders' equity .................................        $377,441           $345,124
                                                                                                ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                  (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                  Three Months                    Nine Months
                                                                                  ------------                    -----------
                                                                               2008           2007           2008            2007
                                                                               ----           ----           ----            ----
                                                                                   (Dollars in thousands, except per share)

Interest income
     Interest and fees on loans .....................................       $  5,394       $  5,946        $ 16,602        $ 17,510
     Investment securities
       Taxable ......................................................            510            527           1,701           1,491
       Nontaxable ...................................................            143             97             427             214
     Dividends ......................................................             14              7              51              24
     Other, principally federal funds sold ..........................             74            190             201             506
                                                                            --------       --------        --------        --------
         Total interest income ......................................          6,135          6,767          18,982          19,745
                                                                            --------       --------        --------        --------

Interest expense
     Deposits .......................................................          2,695          3,508           8,559           9,874
     Federal Home Loan Bank advances ................................            264              -             531               -
     Junior subordinated debentures .................................             99            155             329             456
                                                                            --------       --------        --------        --------
         Total interest expense .....................................          3,058          3,663           9,419          10,330
                                                                            --------       --------        --------        --------

Net interest income .................................................          3,077          3,104           9,563           9,415
Provision for loan losses ...........................................            670            255           1,385             680
                                                                            --------       --------        --------        --------
Net interest income after provision for loan losses .................          2,407          2,849           8,178           8,735
                                                                            --------       --------        --------        --------

Noninterest income
     Service charges on deposit accounts ............................            139            114             374             318
     Gain (loss) on sale of securities available for sale ...........              -            (24)             16             (24)
     Gain (loss) on sale of assets acquired in settlement
         of loans ...................................................             29              -             (24)              6
     Gain on sale of premises and equipment .........................             16              -              43               -
     Other income ...................................................             77             76             193             199
                                                                            --------       --------        --------        --------
         Total noninterest income ...................................            261            166             602             499
                                                                            --------       --------        --------        --------

Noninterest expense
     Salaries and employee benefits .................................          1,189          1,066           3,841           3,592
     Premises and equipment .........................................             90            168             497             507
     Data processing ................................................            120            103             391             365
     Insurance ......................................................             96            140             296             400
     Postage and supplies ...........................................             73             72             189             214
     Professional fees ..............................................            113            138             370             374
     Real estate and loan ...........................................             44             81             124             154
     Other ..........................................................            206            143             407             409
                                                                            --------       --------        --------        --------
         Total noninterest expenses .................................          1,931          1,911           6,115           6,015
                                                                            --------       --------        --------        --------

Income before income taxes ..........................................            737          1,104           2,665           3,219
Income tax expense ..................................................            265            398             954           1,160
                                                                            --------       --------        --------        --------
Net income ..........................................................       $    472       $    706        $  1,711        $  2,059
                                                                            ========       ========        ========        ========

Per share
     Net income .....................................................       $   0.14       $   0.21        $   0.50        $   0.61
     Net income, assuming dilution ..................................           0.13           0.20            0.48            0.57
     Dividends declared .............................................           0.02           0.02            0.06            0.06

--------

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH  BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                                 (Unaudited)

                                                                 Common Stock
                                                                 ------------                           Accumulated
                                                            Number of                     Retained   Other Comprehensive
                                                              Shares         Amount       Earnings       Income (Loss)       Total
                                                              ------         ------       --------       -------------       -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2007 .............................      3,373,846      $  19,054      $     554       $    (138)      $  19,470
                                                                                                                          ---------
Comprehensive income:
    Net income .......................................              -              -          2,059               -           2,059
                                                                                                                          ---------
    Net unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $68 ............................              -              -              -             132             132
    Reclassification adjustment,
      net of income taxes of $8 ......................              -              -              -              16              16
                                                                                                                          ---------
        Total other comprehensive income .............              -              -              -               -             148
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           2,207
                                                                                                                          ---------
Share-based compensation .............................              -             85              -               -              85
Cash dividends declared, $.06 per share ..............              -              -           (201)              -            (201)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, September 30, 2007 ..........................      3,373,846      $  19,139      $   2,412       $      10       $  21,561
                                                            =========      =========      =========       =========       =========



Balance, January 1, 2008 .............................      3,381,488      $  19,200      $   3,083       $     184       $  22,467
                                                                                                                          ---------
Comprehensive income:
    Net income .......................................              -              -          1,711               -           1,711
                                                                                                                          ---------
    Net unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $33 ............................              -              -              -             (64)            (64)
    Reclassification adjustment,
      net of income taxes of $5 ......................              -              -              -             (11)            (11)
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -             (75)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           1,636
                                                                                                                          ---------
Exercise of stock options ............................        184,476            599              -               -             599
Share-based compensation .............................              -             85              -               -              85
Cash dividends declared, $.06 per share ..............              -              -           (206)              -            (206)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, September 30, 2008 ..........................      3,565,964      $  19,884      $   4,588       $     109       $  24,581
                                                            =========      =========      =========       =========       =========








The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                          2008                 2007
                                                                                                          ----                 ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,711           $  2,059
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................             1,385                680
            Depreciation .....................................................................               252                295
            Net securities (discount accretion) and premium amortization .....................               (35)                 9
            (Gain) or loss on sale of securities available for sale ..........................               (16)                24
            Gain on sale of premises and equipment ...........................................               (43)                 -
            Loss (gain) on sale of assets acquired in settlement of loans ....................                24                 (6)
            Increase in cash surrender value of bank owned life insurance ....................              (139)              (132)
            Decrease (increase) in other assets ..............................................               250               (258)
            (Decrease) increase in other liabilities .........................................              (633)               347
            Share-based compensation .........................................................                85                 85
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,841              3,103
                                                                                                        --------           --------

Investing activities
     Purchases of certificates of deposit in other banks .....................................            (2,000)                 -
     Purchases of securities available for sale ..............................................            (3,199)           (29,207)
     Principal paydowns of available for sale mortgage-backed
         investment securities ...............................................................             4,104              2,613
     Maturities, calls and paydowns of securities available for sale .........................             7,000             10,015
     Proceeds of sale of securities available for sale .......................................             1,029              2,448
     Purchases of other investments ..........................................................            (1,161)               (36)
     Net increase in loans made to customers .................................................           (32,445)           (34,005)
     Purchases of premises and equipment .....................................................              (183)              (147)
     Proceeds from sale of premises and equipment ............................................                57                  -
     Proceeds from sale of assets acquired in settlement of loans ............................             1,733                490
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (25,065)           (47,829)
                                                                                                        --------           --------

Financing activities
     Net increase in deposits ................................................................             6,834             36,891
     Decrease in short-term borrowings .......................................................            (5,000)                 -
     Increase in long-term Federal Home Loan Bank advances ...................................            29,000                  -
     Cash dividends paid .....................................................................              (204)              (134)
     Exercise of stock options ...............................................................               599                  -
                                                                                                        --------           --------
                Net cash provided by financing activities ....................................            31,229             36,757
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................             9,005             (7,969)
Cash and cash equivalents, beginning of period ...............................................             9,005             19,804
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 18,010           $ 11,835
                                                                                                        ========           ========



The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

                                                                                                              (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                         2008                 2007
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Cash paid during the period for
    Interest ..............................................................................             $ 9,614              $10,333
    Income taxes ..........................................................................               1,444                1,082
Noncash investing and financing activities:
    Other comprehensive income (loss) .....................................................                 (75)                 148
    Transfers of loans to assets acquired in settlement of loans ..........................                 610                  335
    Dividends declared but unpaid .........................................................                  71                   67


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

NOTE 3 - NON-PERFORMING LOANS

As of September 30, 2008, there were $6,081 in nonaccrual loans, $348 in loans 90 or more days past due and still accruing interest and no restructured loans. As of December 31, 2007, there were $1,127 in nonaccrual loans, no loans 90 or more days past due and still accruing interest and no restructured loans.

NOTE 4 - LONG-TERM DEBT

During the first nine months of 2008, the Bank borrowed $29,000 from the Federal Home Loan Bank of Atlanta. These borrowings were fixed rate advances with a weighted average interest rate of 3.62% and a weighted average maturity of 3.33 years.

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three and nine month periods ended September 30, 2008 and 2007.

                                                                                                 (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                               Three Months                       Nine Months
                                                                               ------------                       -----------
                                                                           2008             2007             2008            2007
                                                                           ----             ----             ----            ----
                                                                             (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income .......................................       $      472       $      706       $    1,711       $    2,059
                                                                       ==========       ==========       ==========       ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...................................        3,481,747        3,373,846        3,415,152        3,373,846
                                                                       ==========       ==========       ==========       ==========

      Net income per share, basic ..............................       $      .14       $      .21       $      .50       $      .61
                                                                       ==========       ==========       ==========       ==========

Net income per share, assuming dilution
  Numerator - net income .......................................       $      472       $      706       $    1,711       $    2,059
                                                                       ==========       ==========       ==========       ==========
  Denominator
     Weighted average common shares
       issued and outstanding ..................................        3,481,747        3,373,846        3,415,152        3,373,846
     Effect of dilutive stock options ..........................           63,267          210,207          141,913          264,730
                                                                       ----------       ----------       ----------       ----------
               Total shares ....................................        3,545,014        3,584,053        3,557,065        3,638,576
                                                                       ==========       ==========       ==========       ==========

       Net income per share, assuming dilution .................       $      .13       $      .20       $      .48       $      .57
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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                         Fair Value Measurement at Reporting Date Using
                                                         ----------------------------------------------
                                                       Quoted Prices
                                                         in Active        Significant
                                                        Markets for           Other          Significant
                                                         Identical         Observable        Unobservable
                                                          Assets             Inputs             Inputs
Description                   September 30, 2008        (Level 1)          (Level 2)          (Level 3)
                              ------------------        ---------          ---------          ---------
                                                                     (Dollars in thousands)
Securities available for sale .......................   $      -             $50,571           $        -

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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a non-recurring basis:

                                                         Fair Value Measurement at Reporting Date Using
                                                         ----------------------------------------------
                                                       Quoted Prices
                                                         in Active        Significant
                                                        Markets for           Other          Significant
                                                         Identical         Observable        Unobservable
                                                          Assets             Inputs             Inputs
Description                   September 30, 2008        (Level 1)          (Level 2)          (Level 3)
                              ------------------        ---------          ---------          ---------
                                                                     (Dollars in thousands)
Collateral dependent impaired loans .................    $      -           $ 4,784            $      -

Collateral dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engaged by the Company. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,503 as of September 30, 2008.

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

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") which was effective for the Company as of January 1, 2008. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. The Company has not elected to measure at fair value any financial instruments under the provisions of SFAS No. 159. The adoption of the Statement had no effect on the Company's financial statements.

The Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The press release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff
Accounting Bulletin Topic 5M which should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements" in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP is effective for the quarter ended September 30, 2008.

The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of September 30, 2008 and determined that it did not result in a change to its impairment estimation techniques.


NOTE 7 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 5.06% as of September 30, 2008. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), "Business Combinations," and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on January 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities," ("FSP EITF 03-6-1"). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

FSP SFAS 133-1 and FIN 45-4,  "Disclosures  about Credit Derivatives and Certain
Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161," ("FSP SFAS 133-1 and FIN 45-4") was issued September 2008, effective for reporting periods (annual or interim) ending after November 15, 2008. FSP SFAS 133-1 and FIN 45-4 amends SFAS 133 to require a seller of credit derivatives to disclose the nature of the credit derivative, the maximum potential amount of future payments, fair value of the derivative, and the nature of any recourse provisions. Disclosures must be made for entire hybrid instruments that have embedded credit derivatives.

The staff position also amends FIN 45 to require disclosure of the current status of the payment/performance risk of the credit derivative guarantee. If an entity utilizes internal groupings as a basis for the risk, how the groupings are determined must be disclosed as well as how the risk is managed.

The staff position encourages that the amendments be applied in periods earlier than the effective date to facilitate comparisons at initial adoption. After initial adoption, comparative disclosures are required only for subsequent periods.

FSP SFAS 133-1 and FIN 45-4 clarifies the effective date of SFAS 161 such that required disclosures should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008. The adoption of this Staff Position will have no material effect on the Company's financial position, results of operations or cash flows.

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

     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o    capital adequacy;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence;
     o    availability of liquidity sources;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o changes in accounting policies, rules and practices; o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2007 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the nine and three-month periods ended September 30, 2008 are not necessarily indicative of the results to be attained for any other periods. Dollars are in thousands, except per share data.

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


CHANGES IN FINANCIAL CONDITION

During the first nine months of 2008, loans increased by $31,060, or 11.8%, securities available-for-sale decreased by $8,996, or 15.1%, deposits increased by $6,834, or 2.2% and long-term Federal Home Loan Bank advances increased by $29,000. Federal funds sold increased by $3,902, or 88.3%. Interest bearing deposits with other banks increased by $6,803. $2,000 of these deposits were held in the form of certificates of deposits maturing two years after their acquisition and $5,101 were interest bearing transaction accounts held at the Federal Home Loan Bank of Atlanta.

Loans grew by $5,911 during the 2008 three month period compared with $19,239 and $5,910 during the second and first quarters of 2008, respectively. Deposit growth was limited due to management's decision to use less costly Federal Home Loan Bank advances as an alternative funding source.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government has taken unprecedented actions. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program under the EESA, pursuant to which the Treasury intends to make senior preferred stock investments in participating financial institutions.

As a result of the enactment of the EESA, the maximum limit of FDIC deposit insurance was temporarily increased to $250,000. Further, on October 14, 2008, FDIC announced a Temporary Liquidity Guarantee Program pursuant to which all noninterest bearing transaction accounts held in FDIC-insured financial institutions have been temporarily insured against loss by the FDIC until December 5, 2008 (the "deposit guarantee program"). This coverage was extended in order to provide assurance that, in the event a bank failed during the recent "financial crisis," depositors with large transaction account balances in that financial institution, such as might be maintained in a payroll account, would not be adversely affected. Similarly, senior unsecured debt issued by FDIC-insured financial institutions is covered by the FDIC until December 5, 2008 (the "debt guarantee program"). Institutions may opt out of either of these programs until December 5, 2008. The Company intends to continue coverage under the deposit guarantee program but does not currently anticipate that it will continue to participate in the debt guarantee program. Continuing the deposit guarantee program until its expiration on December 31, 2009 will result in higher future insurance assessments being levied by the FDIC. If it does not opt out of the debt guarantee program, senior unsecured debt issued by the Bank prior to July 1, 2009 will be insured, subject to certain limitations on the amount of such debt that may be issued. Any debt insured under the program before July 1, 2009 will continue to be insured until its maturity on or before June 30, 2012 and additional FDIC insurance premiums would be incurred.


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2008 and 2007

The Company's net income for the third quarter of 2008 was $472 or $.13 per diluted share, compared with $706 or $.20 per diluted share, for the third quarter of 2007. The Company recorded a provision for loan losses of $670 for the 2008 three month period compared with $255 for the same period of 2007, primarily due to higher amounts of nonperforming loans and increased net charge-offs.

During the 2008 period, the Company realized a gain of $29 on the sale of assets acquired in settlement of loans and a gain of $16 on sale of premises and equipment. There was no corresponding activity in the 2007 period. In the 2007 period, a loss of $24 was recognized on the sale of securities available for sale. There was no corresponding activity in the 2008 period.

                                                                              Summary Income Statement
                                                                              ------------------------
For the Three Months Ended September 30,                    2008                2007             Dollar Change     Percentage Change
                                                            ----                ----             -------------     -----------------
Interest income ...................................        $6,135              $6,767              $ (632)               -9.3%
Interest expense ..................................         3,058               3,663                (605)              -16.5%
                                                           ------              ------              ------
Net interest income ...............................         3,077               3,104                 (27)               -0.9%
Provision for loan losses .........................           670                 255                 415               162.7%
Noninterest income ................................           261                 166                  95                57.2%
Noninterest expense ...............................         1,931               1,911                  20                 1.0%
Income tax expense ................................           265                 398                (133)              -33.4%
                                                           ------              ------              ------
Net income ........................................        $  472              $  706              $ (234)              -33.1%
                                                           ======              ======              ======

Net interest income for the 2008 quarter was slightly lower than for the 2007 third quarter. The decrease was the result of contraction in both interest rate spread and net yield on earning assets. Net interest spread decreased by 35 basis points to 3.09 % for the third quarter of 2008 and net yield on earning assets decreased 44 basis points to 3.39%. The largest factor contributing to this decrease was a reduction in interest and fees on loans to $5,394 in the 2008 quarter from $5,946 in the same period of 2007. The yield on loans fell to 7.39% for the 2008 period from 9.22% for the 2007 period, a decrease of 183 basis points. Yields on all interest earning assets fell by 160 basis points compared with the prior year three month period. Rates paid for interest bearing funding sources fell by 125 basis points to 3.67% for the 2008 period.


Nine Months Ended September 30, 2008 and 2007

The Company's net income for the first nine months of 2008 was $1,711, or $.48 per diluted share, compared with $2,059, or $.57 per diluted share, for the first nine months of 2007. This decrease resulted primarily from increased provision for loan losses.

                                                                              Summary Income Statement
                                                                              ------------------------
For the Nine Months Ended September 30,                     2008                2007             Dollar Change     Percentage Change
                                                            ----                ----             -------------     -----------------
Interest income ....................................        $18,982             $19,745             $  (763)              -3.9%
Interest expense ...................................          9,419              10,330                (911)              -8.8%
                                                            -------             -------              ------
Net interest income ................................          9,563               9,415                 148                1.6%
Provision for loan losses ..........................          1,385                 680                 705              103.7%
Noninterest income .................................            602                 499                 103               20.6%
Noninterest expense ................................          6,115               6,015                 100                1.7%
Income tax expense .................................            954               1,160                (206)             -17.8%
                                                            -------             -------              ------
Net income .........................................        $ 1,711             $ 2,059             $  (348)             -16.9%
                                                            =======             =======              ======

Net interest income for the 2008 nine month period was slightly more than for the 2007 period as decreases in interest income were more than offset by lower interest expense. The increase in the provision for loan losses resulted from higher amounts of nonperforming loans and increased net charge-offs in the 2008 period.


Net Interest Income

Net interest income is the principal source of the Company's earnings. During the 2008 three and nine month periods, reductions in yields earned on higher volumes of earning assets decreased further than did the rates paid for interest-bearing liabilities. Lower yields on loans in the 2008 periods coupled with the relative stability of deposit rates were of most significance in reducing net interest income.


Three Months Ended September 30, 2008 and 2007

Net interest income was $3,077 and $3,104 for the three months ended September 30, 2008 and 2007, respectively. Average interest earning assets for the third quarter of 2008 increased by $39,640 or 12% over the same period in 2007. The majority of this increase was in loans and resulted primarily from strong economic development throughout the upstate of South Carolina prior to the end of the 2008 second quarter. The average yield on loans for the third quarter of 2008 was 183 basis points lower than for the same period of 2007. This decrease was caused by lower yields on loans which resulted primarily from reductions in the prime rate as well as the reversal of previously recognized interest income totaling $108, and the suspension of recognition of interest income, on loans that were first categorized as nonaccruing loans during the period.

Average interest bearing liabilities increased by $36,053 or 12% comparing the third quarter of 2008 with the same period in 2007, due to the issuance of $29,000 of long-term fixed rate debt to the Federal Home Loan Bank of Atlanta since the end of the third quarter of 2007 and smaller increases in the average amounts of money market deposits and time deposits. During the third quarter of 2008, rates paid for deposit liabilities and for the Company's junior subordinated debentures decreased due a decline in other market rates of interest generally. Consequently, the average rate paid for interest bearing liabilities in the third quarter of 2008 was 125 basis points lower than in the same period of 2007. However, near the end of the 2008 period, conditions in world-wide credit markets became increasingly unstable and rates became abnormally volatile. Consequently, the Company is unable at this time to confidently predict the rates that it may incur in the short-term to obtain funding.

                                                              Average Balances, Income and Expenses, and Yields and Rates
                                                                      For the Three Months Ended September 30,
                                                                      ----------------------------------------
                                                                   2008                                        2007
                                                                   ----                                        ----
                                                                 Interest   Annualized                        Interest   Annualized
                                                   Average       Income/      Yields/           Average       Income/      Yields/
                                                 Balances (1)    Expense       Rates         Balances (1)     Expense       Rates
                                                 ------------    -------       -----         ------------     -------       -----

Federal funds sold and interest bearing
     deposits with other banks ..............      $  16,665      $    74       1.77%        $  13,645      $   190          5.52%
Investment securities (2) ...................         53,698          667       4.94%           51,705          631          4.84%
Loans (2) (3) (4) ...........................        290,497        5,394       7.39%          255,870        5,946          9.22%
                                                   ---------      -------                    ---------      -------
         Total interest earning assets ......        360,860        6,135       6.76%          321,220        6,767          8.36%


Interest bearing deposits ...................      $ 294,392      $ 2,695       3.64%        $ 287,363      $ 3,508          4.84%
Federal Home Loan Bank advances .............         29,000          264       3.62%                -            -          0.00%
Junior subordinated debentures ..............          8,247           99       4.78%            8,247          155          7.46%
Other borrowings ............................             24            -       0.00%                -            -          0.00%
                                                   ---------      -------                    ---------      -------
         Total interest bearing
           liabilities ......................        331,663        3,058       3.67%          295,610        3,663          4.92%
Net interest spread (5) .....................                                   3.09%                                        3.44%
Net interest income and net yield
     on earning assets (6) ..................                     $ 3,077       3.39%                       $ 3,104          3.83%

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

Nine Months Ended September 30, 2008 and 2007

Net interest income, was $9,563 and $9,415 for the nine months ended September 30, 2008 and 2007, respectively. Average interest earning assets for the first nine months of 2008 increased by $40,521 or 13% over the same period in 2007. The majority of this increase was in loans and resulted from strong economic development throughout the upstate of South Carolina, principally prior to the end of the second quarter of 2008. The average yield on loans decreased to 7.97% for the 2008 period from 9.51% for the 2007 nine month period primarily due to decreases in market rates.

Average interest bearing liabilities increased by $36,811 or 13% comparing the first nine months of 2008 with the same period in 2007. Deposit growth was responsible for approximately half of this increase and long-term fixed rate Federal Home Loan Bank advances made up the other half.

                                                                   Average Balances, Income and Expenses, and Yields and Rates
                                                                           For the Nine Months Ended September 30,
                                                                           ---------------------------------------
                                                                           2008                                2007
                                                                           ----                                ----
                                                                         Interest  Annualized                Interest  Annualized
                                                            Average      Income/    Yields/      Average     Income/    Yields/
                                                          Balances(1)    Expense     Rates     Balances(1)   Expense     Rates
                                                          -----------    -------     -----     -----------   -------     -----
Federal funds sold and interest bearing
     deposits with other banks                             $ 11,874     $   201      2.26%      $ 12,056    $   506      5.61%
Investment securities (2)                                    57,118       2,179      5.10%        48,439      1,729      4.77%
Loans (2) (3) (4)                                           278,101      16,602      7.97%       246,077     17,510      9.51%
                                                           --------     -------                 --------    -------
        Total interest earning assets                       347,093      18,982      7.31%       306,572     19,745      8.61%


Interest bearing deposits                                  $291,033     $ 8,559      3.93%      $273,577    $ 9,874      4.83%
Federal Home Loan Bank advances                              19,347         531      3.67%             -          -      0.00%
Junior subordinated debentures                                8,247         329      5.33%         8,247        456      7.39%
Other borrowings                                                  8           -      0.00%             -          -      0.00%
                                                           --------     -------                 --------    -------
        Total interest bearing
          liabilities                                       318,635       9,419      3.95%       281,824     10,330      4.90%
Net interest spread (5)                                                              3.36%                               3.71%
Net interest income and net yield
     on earning assets (6)                                              $ 9,563      3.68%                  $ 9,415      4.11%

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

Noninterest Income

Noninterest income was $261 and $166 for the three months ended September 30, 2008 and 2007, respectively. The 57% increase for the 2008 period is attributable to a $25 increase in service charges on deposit accounts, non-recurrence of a loss of $24 on the sale of investment securities in the 2007 period, and gains in the 2008 period on the sales of assets acquired in settlement of loans of $29 and on sales of premises and equipment of $16.

Noninterest income was $602 and $499 for the nine months ended September 30, 2008 and 2007, respectively. The 21% increase is attributed to a $56 increase in service charges on deposit accounts, $ 16 in gains on sales of investment securities in the 2008 period versus losses of $24 on such transaction in the 2007 period, a decrease of $30 in gains on the sale of assets acquired in settlement of loans and $43 in gains on sales of premises and equipment in the 2008 period.


Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2008 and 2007 were $1,931 and $1,911, respectively. The small increase was caused primarily by higher salaries and employee benefits expenses and other expenses which were substantially offset by lower depreciation, insurance and professional fees expenses. Insurance expense for the 2008 three month period decreased by $44 from the 2007 period primarily due to changes in the Company's insurance coverage related to a portfolio of specialty commercial loans. Professional fees decreased by $25 primarily due to the non-recurrence of expenses recognized in the 2007 period to enable the Company to assess its system of internal control over financial reporting, to assess the impact of Internal Revenue Section 409A on various executive deferred compensation arrangements and to implement amendments to the arrangements arising therefrom.

Noninterest expenses for the nine months ended September 30, 2008 and 2007 were $6,115 and $6,015, respectively. The increase of $100 was due primarily to higher amounts of salaries and employee benefits offset by reductions in most other categories of noninterest expense.

Management is committed to stabilizing discretionary noninterest expenses where possible for the foreseeable future. However, if significant amounts of other real estate and other forms of assets are acquired in settlement of loans, or if significant increases in foreclosure proceedings become necessary due to continued deterioration in the local real estate markets or due to expansion of economic problems such as increased unemployment in the Company's market area, increases in nondiscretionary other expenses could negatively affect those efforts.


Provision and Allowance for Loan Losses

The allowance for loan losses was 1.21% of loans as of September 30, 2008 compared with 1.12% as of December 31, 2007. The provision for loan losses was $670 and $255 for the three months ended September 30, 2008 and 2007, respectively. During the third quarter of 2008, net charge-offs totaled $363. During the 2007 third quarter, net recoveries were $13. For the first nine months of 2008, the provision for loan losses was $1,385, compared with $680 for the same period of 2007. The higher provision for the 2008 three and nine month periods was primarily the result of growth in the loan portfolio, higher amounts of non-performing loans, and management's assessment of the potential losses inherent in the portfolio. While local residential housing markets have held up much better than other areas receiving more publicity, and the local economy has remained relatively stable thus far, management expects higher unemployment and rising credit problems will occur in the near term. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in the allowance for loan and lease losses during the periods shown:

                                                                          Nine Months Ended       Year Ended       Nine Months Ended
                                                                            September 30,         December 31,        September 30,
                                                                                 2008                 2007                  2007
                                                                                 ----                 ----                  ----
Allowance at beginning of period .................................           $   2,943             $   2,423             $   2,423
Provision for loan losses ........................................               1,385                 1,045                   680
Charge-offs ......................................................              (1,134)               (1,329)                 (459)
Recoveries .......................................................                 359                   804                   313
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   3,553             $   2,943             $   2,957
                                                                             =========             =========             =========

Allowance as a percentage of loans outstanding
at period end ....................................................                1.21%                 1.12%                 1.14%
Loans at end of period ...........................................           $ 293,789             $ 262,729             $ 260,285
                                                                             =========             =========             =========

Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                       September 30,                December 31,
                                                                            2008                         2007
                                                                            ----                         ----
Commercial, financial and agricultural ...........................        $ 43,580           15%        $ 44,640         17%
Real estate - construction, land development and
  other land .....................................................          78,363           26%          84,458         32%
Real estate - mortgage ...........................................         166,745           57%         128,633         49%
Installment loans ................................................           5,101            2%           4,998          2%
                                                                          --------          ---         --------        ---
     Total loans .................................................        $293,789          100%        $262,729        100%
                                                                          ========          ===         ========        ===

Non-Performing Loans

Following is a summary of non-performing loans as of September 30, 2008 and December 31, 2007:

                                                                                                 September 30,          December 31,
                                                                                                     2008                   2007
                                                                                                     ----                   ----
Non-performing loans
  Nonaccrual loans ..................................................................               $6,081                $   1,127
  Loans past due 90 days or more and still accruing .................................                  348                        -
                                                                                                    ------                ---------
                Total ...............................................................               $6,429                $   1,127
                                                                                                    ======                =========
Non-performing loans as a percentage of:
  Loans outstanding .................................................................                 2.19%                    0.43%
  Allowance for loan losses .........................................................               180.95%                   38.29%

There were no restructured loans in either period. As of June 30, 2008, there were $1,425 in nonaccrual loans and no loans past due 90 days or more and still accruing interest. During the three months ended September 30, 2008, eighteen loans with gross amounts totaling $4,856 became nonaccruing loans. Approximately $742 of the allowance for loan losses is allocated specifically to those loans. Thirteen loans with outstanding gross amounts of $1,225 that were included in nonaccrual loans as of June 30, 2008 continue to be included in that category as of September 30, 2008. Approximately $441 of the allowance for loan losses is specifically allocated to those loans.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms and which may result in subsequent classification of such loans as non-performing loans, totaled $1,730 as of September 30, 2008. Approximately $320 of the allowance for loan losses is specifically allocated to these loans.



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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against eligible collateral items consisting of certain investment securities, certain 1-4 family residential mortgage loans and qualifying commercial loans. At September 30, 2008, the Bank had $29,000 of such borrowings outstanding and had the ability to borrow up to an additional $80,440 from the FHLB.

The Bank also has $4,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Emergency Economic Stabilization Act of 2008 ("EESA"), signed into law on October 3, 2008, is intended to allow financial institutions to conduct business in a more normal manner. Enactment of this law followed a brief but potentially disastrous period when banks and other financial institutions became reluctant to extend credit, even to other similar borrowers. As a result, the financial markets' ability to facilitate the free flow of credit and to complete other transactions necessary to ensure the continued operation of businesses was nearly destroyed. The sudden failures of a few large financial institutions prompted concerns about the status of deposit relationships in excess of FDIC insurance coverage. Consequently, many customers began to diversify their deposit holdings among a large number of financial institutions in order to secure FDIC coverage for as much of their bank balances as possible. Some of those efforts were proximate causes for the failures of other banks and some brokerage houses. Although such efforts did not adversely affect the Bank directly, they caused adversely affected banks to raise their rates in the Bank's markets, thereby increasing the Bank's cost of funds.

To supplement the liquidity enhancement programs under EESA, the FDIC implemented a Temporary Liquidity Guarantee Program, pursuant to which FDIC insurance for non-interest bearing transaction accounts was extended without dollar limit on a limited-time basis and the FDIC guaranteed the senior unsecured debt of all financial institutions for a limited time. FDIC insured financial institutions can opt out of either of those two initiatives, or may continue in the programs through 2009. If an institution stays in the program, its FDIC insurance assessments would increase in future periods. The Bank intends to continue coverage in the deposit guarantee portion of the Temporary Liquidity Guarantee Program, but has not determined whether it will continue coverage under the program's debt guarantee provisions.

The Company's loan-to-deposit ratio was 94.0% as of September 30, 2008 and 86.0% as of December 31, 2007.


CAPITAL RESOURCES

The Company's capital base increased by $2,114 during the first nine months of 2008. This change resulted primarily from net income of $1,711. Cash dividends declared during the first nine months of 2008 totaled $206. Other items increasing shareholders' equity included share-based compensation of $85 and exercises of employee stock options totaling $599. Unrealized holding losses on available for sale securities totaled $75 during the 2008 nine month period. As of September 31, 2008, the Company held $1,264 of securities which had been in an unrealized loss position for at least 12 consecutive months. These unrealized losses are not considered to be other-than-temporary because these market value declines are believed to be the result of changes in market interest rates rather than in their ultimate collectibility. The issuers of the securities are all government-sponsored enterprises. In addition, the Company has both the ability and the intent to hold the securities until such time as the values recover or the securities mature. The Company's average equity to average assets ratio was 6.57% at September 30, 2008, compared with 6.43% at December 31, 2007.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of September 30, 2008, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at September 30, 2008 are presented in the following table along with the "well capitalized" and minimum ratios applicable to the Bank under the FDIC regulatory definitions and guidelines:


                                                            Total
                                                Tier 1      Capital    Leverage
                                                ------      -------    --------
Company ....................................    10.2%        11.4%      8.4%
Bank .......................................     9.9%        11.0%      8.1%
Minimum "well-capitalized" requirement .....     6.0%        10.0%      5.0%
Minimum requirement ........................     4.0%         8.0%      4.0%

OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2008, the Bank had issued commitments to extend credit of $70,022 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,165 at September 30, 2008. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $292 at September 30, 2008. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2007 Annual Report on Form 10-K.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments during the first nine months of 2008 totaled $160.

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

As of September 30, 2008 there was no significant change from the interest rate sensitivity analysis as of December 31, 2007. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2007 Annual Report on Form 10-K.


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


PART II - OTHER INFORMATION

Item 1A. - Risk Factors

Set forth below are a number of risks related to our business and our industry that should be considered in light of recent events affecting financial markets and the national economy.

1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

2.   Current levels of market volatility are unprecedented.

Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

3.   The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

4. Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.


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


   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                        Date: November 13, 2008
     ------------------------------------               ------------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                           Date: November 13, 2008
     ------------------------------------                -----------------
     J. B. Garrett
     Chief Financial Officer

                                  EXHIBIT INDEX


31.1   Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2   Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

32     Certifications pursuant to 18 U.S.C. Section 1350