Form 10-K
period 2008-12-31
GRANDSOUTH BANCORPORATION
filed 2009-03-31
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer [ ]             Accelerated filer [ ]

         Non-accelerated filer [ ]               Smaller Reporting Company  [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates on June 30, 2008, which was the last day of the Registrant's most recently completed second fiscal quarter, based on the average of the bid and asked price on the OTC Bulletin Board, was approximately $23,780,883. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 23, 2009, there were 3,573,695 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Shareholders for the year ended December 31, 2008 - Parts I and II

(2) Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Shareholders - Part III

                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................    10
Item 1B  Unresolved Staff Comments ......................................    13
Item 2   Description of Properties ......................................    13
Item 3   Legal Proceedings ..............................................    13
Item 4   Submission of Matters to a Vote of Security Holders ............    13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    13
Item 6   Selected Financial Data ........................................    14
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    14
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    14
Item 8   Financial Statements and Supplementary Data ....................    14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    14
Item 9A(T) Controls and Procedures ......................................    14
Item 9B  Other Information ..............................................    15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    15
Item 11  Executive Compensation .........................................    15
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    15
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    16
Item 14  Principal Accountant Fees and Services .........................    16
Item 15  Exhibits and Financial Statement Schedules .....................    16

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of their deposits;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;
     o    cost and difficulty of implementing changes in technology or products;
     o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence; and
     o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

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

         The Bank is a South Carolina state bank which was incorporated and commenced operations as a commercial bank in 1998. The Bank operates from its offices in Greenville, Fountain Inn and Anderson, South Carolina. The main office is located at 381 Halton Road, in Greenville, South Carolina, and the branch offices are located at 325 South Main Street, in Fountain Inn, South Carolina and 1601 North Fant Street in Anderson, South Carolina.

         The Bank offers a full array of commercial banking services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Most of the Bank's deposits are attracted from individuals and small businesses. The Bank does not offer trust services.

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

         Management of the Bank believes that the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals, industries or groups of related individuals or industries and the Bank has no foreign loans. The loan portfolio consists primarily of mortgage loans and extensions of credit to businesses and individuals in its service area within Greenville and Anderson Counties, South Carolina. The economy of this area is diversified and does not depend on any one industry or group of related industries. Management has established loan policies and practices that include general limitations on loan-to-collateral value for different types of collateral, requirements for appraisals, obtaining and maintaining current credit and financial information on borrowers, and credit approvals.

         Other services offered by the Bank include safe deposit boxes, night depository service, VISA(R) and MasterCard(R) charge cards, tax deposits, and traveler's checks.

         At December 31, 2008, the Bank employed 69 persons full-time. The Company has no employees. Management of the Bank believes that its employee relations are excellent.

Competition

         As of June 30, 2008, the most recent date for which information is available, the Bank competed in the Greenville County, South Carolina market with 33 other banks and savings banks with 167 branch locations. Aggregate deposits in the Greenville County market were approximately $10.1 billion. The Bank had a 2.15% share of the Greenville County market as of that date. The Bank also has an office in Anderson County, South Carolina, where, as of June 30, 2008, it competed with 20 other banks and savings banks with 63 branch locations. Aggregate deposits in the Anderson County market were $2.3 billion. The Bank had a 3.75% share of the market.

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

Effects of Government Regulation

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

         FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Effective January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits. As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, however, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits. The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which will be payable in September 2009.

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

         Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law permits such interstate branching but not de novo branching by an out-of-state bank.

         Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act (the "Act") makes it easier for affiliations between banks, securities firms and insurance companies to take place, removed Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

         The Act and the regulations adopted pursuant to the Act create opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

         Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was enacted in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

         Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

         Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, and in January 2009 sold 9,450 shares of redeemable preferred stock with a redemption value of $1,000 per share to the Treasury for $9 million. That transaction has imposed on the Company a number of open-ended administrative burdens, including having to permit Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, restrictions on the payment of dividends, and restrictions on executive compensation, including the tax deductibility of such compensation. The burdens and restrictions will continue as long as the Treasury owns the preferred stock.

         The FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

         An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009 and has also proposed a special one-time assessment of 20 cents per $100 of assessable deposits, to be paid in September, 2009 based on deposits at June 30, 2009. There appears, however, to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds. Assuming that the special assessment is imposed as proposed and without reduction, the additional cost to the Bank in 2009 would be approximately $660,849.

         Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

         Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-K under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 1A.  Risk Factors

                                  RISK FACTORS

                          Risks Related to Our Business

         There can be no assurance that recent government actions will help stabilize the U.S. financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

         Current levels of market volatility are unprecedented.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

         Our growth strategy will require future increases in capital that we may not be able to accomplish.

         We are required by banking regulators to maintain various ratios of capital to assets. As our assets grow we expect our capital ratios to decline unless we can increase our earnings or raise sufficient new capital to keep pace with asset growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth as we approach the minimum required capital to asset ratios.

         We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         We are a relationship-driven organization. Our growth and development to date have depended in large part on the efforts of our senior management team. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which are key aspects of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         Our business is concentrated in the Upstate area of South Carolina, and a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

         We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in the Upstate area of South Carolina. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity are affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none may develop in the foreseeable future. Our common stock is not traded on any exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         We do not plan to pay cash dividends in the foreseeable future.

         We have never paid cash dividends and do not plan to pay cash dividends in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business.

         Declaration and payment of dividends are within the discretion of our board of directors. Our bank will be our most likely source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The bank's payment of dividends is also subject to various regulatory requirements.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit or savings account, and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse affect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

Item 1B.  Unresolved Staff Comments

         Not required for smaller reporting companies.

Item 2.    Description of Property.

         The Bank leases property at the intersection of Halton Road and Rocky Slope Road in Greenville, South Carolina, where its main office facility is located. The property is leased until 2021 for $1,000 per month for years one through five, $1,322 per month for years six through fifteen, and $1,521 per month for years sixteen through the end of the lease term. This facility, which was completed in August 2002, is a 20,000 square foot, three story building. The cost of building and furnishing the new facility totaled $2.9 million. The Bank owns the property located at 1601 North Fant Street in Anderson, South Carolina, where a branch office is located.

         The Bank leases property at the corner of South Main Street and East Knight Street in Fountain Inn where a branch office is located. The property is leased until 2018 for $800 per month from Blake P. Garrett, Jr., Trustee, with four five-year renewal options. Lease payments are subject to increase to reflect increases in the Consumer Price Index. Blake P. Garrett, Jr., is the brother of Mason Y. Garrett, Chairman of the Board of Directors of the Bank and the Company. Blake P. Garrett, Jr., is trustee for a partnership which owns the property.


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

Item 4.    Submission of Matters to Vote of Security Holders.

Special Meeting of Shareholders

         On December 22, 2008, the Company held a special meeting of shareholders to vote on an amendment to the Company's Articles of Incorporation to authorize the issuance of 20 million shares of preferred stock with such preferences, limitations, and relative rights, within legal limits, of one class, or one or more series within the class, as are set by the Board of Directors. The amendment was approved at the special meeting and the voting results were as follows:

Shares Voted For        Shares Voted Against    Abstentions     Broker Non-Votes
----------------        --------------------    -----------     ----------------

 2,477,331                   13,777                399                -

                                     PART II

         The portions of the 2008 Annual Report to Shareholders incorporated by reference into this Form 10-K are set forth in Exhibit 13 hereto.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth under the caption "Market for Common Equity and Related Stockholder Matters" and in Note 16 to the Company's Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 2008 (the "2008 Annual Report") is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Sales of Unregistered Securities

         The Company did not sell any equity securities during 2008 that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         Neither the Company nor any "affiliated purchaser" as defined in 17 C.F.R. 240.10b-18(a)(3) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2008. Accordingly, no disclosure is required pursuant to 17 C.F.R. Section 229.703.

Item 6.  Selected Financial Data.

         Not required for smaller reporting companies.

Item 7.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Registrant's 2008 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements, including Notes thereto, and Report of Independent Registered Public Accounting Firm thereon set forth in the Registrant's 2008 Annual Report to Shareholders are incorporated herein by reference.

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

         Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2008 that was not so disclosed.

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company -- Directors" and "-- Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in registrant's definitive proxy statement filed with the Securities and Exchange Commission for the 2009 Annual Meeting of Shareholders (the "Proxy Statement") is incorporated herein by reference. Directors serve for a one year term, or until their successors are elected and qualify to serve.

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

         Audit Committee

         The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is comprised of Michael L. Gault, Baety O. Gross, Jr., S. Hunter Howard, Jr., S. Blanton Phillips, and J. Calhoun Pruitt, all of whom are non-employee directors. Each member of the Audit Committee is independent as defined in the Nasdaq Rules. The Audit Committee is responsible for appointment of the independent auditors and oversees the internal and external audit function.

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its Audit Committee. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as a director and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's Audit Committee. The Company's Board is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the

Board believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its Audit Committee.

Item 11. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "2008 Director Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


                      Equity Compensation Plan Information

         The following table sets forth aggregated information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
                                exercise of                  outstanding options,         for future issuance
                                outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column(a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans approved by
security holders (1)                   302,692                    $7.90                          553,336

Equity compensation
plans not approved
by security holders                        -0-                      -0-                              -0-

Total

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

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the caption "Certain Relationships and Related Transactions" and "Governance Matters - Director Independence" in the Proxy Statement is incorporated herein by reference. All members of the Company's Audit Committee are independent as such term is defined by the Nasdaq Global Market Marketplace Rules. All members of the Board of Directors served as the Company's Compensation and Nominating Committees, and, as set forth under "Governance Matters -- Director Independence" in the Proxy Statement, not all members of the Board are independent as such term is defined by the Nasdaq Global Market Marketplace Rules.

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

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2)  Financial Statements and Financial Schedules

     -    Report of Independent Registered Public Accounting Firm.
     -    Consolidated Balance Sheets - December 31, 2008 and 2007
     - Consolidated Statements of Income - Years ended December 31, 2008, 2007 and 2006
     -    Consolidated   Statements  of  Changes  in  Shareholders'  Equity  and
          Comprehensive Income - Years ended December 31, 2008, 2007 and 2006
     - Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007 and 2006
     -    Notes to Consolidated Financial Statements

(3)      Description of Exhibits.

Exhibit No.          Description
-----------          -----------

3.1                 Articles of Incorporation of Registrant, as amended (1)(6)
3.2                 Bylaws of Registrant (1)
4.1                 Form of Common Stock Certificate (2)
4.2                 Form of Stock Certificate for Series T Preferred Stock (6)
4.3                 Form of Stock Certificate for Series W Preferred Stock (6)
4.4                 Warrant for Purchase of Shares of Series W Preferred
                     Stock(6)
10.1                1998 Stock Option Plan, as amended (3)
10.2                Form of Stock Option Agreement (2)
10.3                Executive Supplemental Retirement Plan Executive
                    Agreement with Ronald K. Earnest, as amended in
                     compliance with I.R.C. Section 409A and related
                     regulations (4)
10.4                Noncompetition, Severance and Employment Agreement
                     between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations (4)
10.5                Amended and Restated Declaration of Trust of GrandSouth
                     Capital Trust I, dated as of May 10, 2006 (5)
10.6                Guarantee Agreement of GrandSouth Bancorporation, dated
                     as of May 10, 2006 (5)
10.7                Indenture between GrandSouth Bancorporation and
                     Wilmington Trust Company, dated as of May 10, 2007 (5)
10.8                Letter Agreement, dated January 9, 2009 between
                     GrandSouth Bancorporation and the United States Department of the Treasury relating to issuance and sale of the Series T and Series W preferred stock and warrant (6)
13                  Portions of the Annual Report to Shareholders  for the
                     Year Ended December 31, 2008
21                  Subsidiaries of Registrant
23                  Consent of Elliott Davis, LLC
31.1                Rule 13a-14(a)/15d-14(a) Certifications
31.2                Rule 13a-14(a)/15d-14(a) Certifications
32                  18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2007
(5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.
(6)  Incorporated  by reference to Current  Report on Form 8-K filed January 12,
     2009

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


March 30, 2009             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


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


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

---------------------------------------  Director                                           March __, 2009
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       March 30, 2009
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           March 30, 2009
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 March 30, 2009
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           March 30, 2009
--------------------------------
Michael L. Gault

s/Baety O. Gross                         Director                                           March 30, 2009
--------------------------------
Baety O. Gross


--------------------------------         Director                                           March __, 2009
S. Hunter Howard, Jr.

                                         Director                                           March __, 2009
--------------------------------
J. Calhoun Pruitt, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                 Articles of Incorporation of Registrant, as amended (1)(6)
3.2                 Bylaws of Registrant (1)
4.1                 Form of Common Stock Certificate (2)
4.2                 Form of Stock Certificate for Series T Preferred Stock (6)
4.3                 Form of Stock Certificate for Series W Preferred Stock (6)
4.4                 Warrant for Purchase of Shares of Series W Preferred
                     Stock(6)
10.1                1998 Stock Option Plan, as amended (3)
10.2                Form of Stock Option Agreement (2)
10.3                Executive Supplemental Retirement Plan Executive
                    Agreement with Ronald K. Earnest, as amended in
                     compliance with I.R.C. Section 409A and related
                     regulations (4)
10.4                Noncompetition, Severance and Employment Agreement
                     between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations (4)
10.5                Amended and Restated Declaration of Trust of GrandSouth
                     Capital Trust I, dated as of May 10, 2006 (5)
10.6                Guarantee Agreement of GrandSouth Bancorporation, dated
                     as of May 10, 2006 (5)
10.7                Indenture between GrandSouth Bancorporation and
                     Wilmington Trust Company, dated as of May 10, 2007 (5)
10.8                Letter Agreement, dated January 9, 2009 between
                     GrandSouth Bancorporation and the United States Department of the Treasury relating to issuance and sale of the Series T and Series W preferred stock and warrant (6)
13                  Portions of the Annual Report to Shareholders  for the
                     Year Ended December 31, 2008
21                  Subsidiaries of Registrant
23                  Consent of Elliott Davis, LLC
31.1                Rule 13a-14(a)/15d-14(a) Certifications
31.2                Rule 13a-14(a)/15d-14(a) Certifications
32                  18 U.S.C. Section 1350 Certifications

-------------
(1)  Incorporated by reference to exhibits to Form 8-A filed November 13, 2000.
(2) Incorporated by reference to exhibits to Form 10-KSB for the year ended December 31, 2000.
(3) Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.
(4) Incorporated by reference to Registrant's Form 10-K for the year ended December 31, 2007
(5) Incorporated by reference to Registrant's Form 10-QSB for the quarter ended June 30, 2006.
(6)  Incorporated  by reference to Current  Report on Form 8-K filed January 12,
     2009