Form 10-K/A
period 2008-12-31
GRANDSOUTH BANCORPORATION
filed 2009-04-30
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 2008 - Parts I and II

                                EXPLANATORY NOTE

         This Amendment No. 1 to Registrant's Form 10-K for the year ended December 31, 2008, is being filed for the purpose of including the information required by Part III of this form. Registrant had originally intended to incorporate the Part III information by reference into the Form 10-K pursuant to General Instruction G(3). However, Registrant subsequently delayed the date of its annual meeting of shareholders, and definitive proxy materials will not be filed within 120 days of Registrant's fiscal year end as required by General Instruction G(3).


                          10-K CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Business .......................................................     2
Item 1A  Risk Factors ...................................................    10
Item 1B  Unresolved Staff Comments ......................................    13
Item 2   Description of Properties ......................................    13
Item 3   Legal Proceedings ..............................................    13
Item 4   Submission of Matters to a Vote of Security Holders ............    13
                                     Part II
Item 5   Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities ...........    14
Item 6   Selected Financial Data ........................................    14
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................    14
Item 7A  Quantitative and Qualitative Disclosures about
           Market Risk ..................................................    14
Item 8   Financial Statements and Supplementary Data ....................    14
Item 9   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................    14
Item 9A(T) Controls and Procedures ......................................    14
Item 9B  Other Information ..............................................    15
                                    Part III
Item 10  Directors, Executive Officers and Corporate Governance .........    15
Item 11  Executive Compensation .........................................    16
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................    26
Item 13  Certain Relationships and Related Transactions, and
           Director Independence ........................................    28
Item 14  Principal Accountant Fees and Services .........................    29
                                    Part IV
Item 15  Exhibits and Financial Statement Schedules .....................    30

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

                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors

                                   Positions      Director                     Business Experience for
        Name (Age)               With Company       Since                        the Past Five Years
        ----------               ------------       -----                        -------------------

Ronald K. Earnest (54)           President and      1998*         Our President and Chief Operating Officer since
                                   Director                       October 2000; President and Chief Executive Officer of
                                                                  GrandSouth Bank since October 2000.

Harold E. Garrett (40)             Director         1998*         Owner, Garrett's Discount Golf Carts, Fountain Inn,
                                                                  South Carolina.

Mason Y. Garrett (66)          Chairman and Chief   1998*         Our Chairman and Chief Executive Officer since October
                                Executive Officer                 2000.

Michael L. Gault (53)              Director         1998*         Owner, Gault's Service Center, Fountain Inn, South
                                                                  Carolina (food mart - service station).

Baety O. Gross, Jr. (61)           Director         1998*         Attorney, Simpsonville, South Carolina.

S. Hunter Howard, Jr. (55)         Director         2000*         Corporate Advisory Partner, Scott McElveen, LLP, Certified
                                                                  Public Accountants since November, 2008; President and
                                                                  Chief Executive Officer, South Carolina Chamber of
                                                                  Commerce, Columbia, South Carolina, until October
                                                                  2008.

S. Blanton Phillips (40)           Director         2001          Owner and Chief Executive Officer, BPS, Inc. since
                                                                  2002 (temporary staffing firm).

J.Calhoun Pruitt, Jr.(59)          Director         2006          Attorney, Pruitt and Pruitt, Anderson, South Carolina.

* Includes service as a director of GrandSouth Bank before we acquired the Bank on October 2, 2000.

         Harold E. Garrett and John B. Garrett are the sons of Mason Y. Garrett. Otherwise, none of the executive officers or directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Executive Officers

         Our executive officers are Ronald K. Earnest and Mason Y. Garrett. Information about Messrs. Earnest and Garrett is set forth above under "Directors." Although he has not been designated as one of our executive officers, John B. Garrett (age 38) is our principal financial officer and the principal financial officer of our Bank. Mr. Garrett has served in those positions since 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

         As required by Section 16(a) of the Securities Exchange Act of 1934, our directors, executive officers and certain individuals are required to report periodically their beneficial ownership of our common stock and any changes in beneficial ownership to the Securities and Exchange Commission. Based on a review of Section 16(a) reports available to us and any representations made to us, it appears that all such reports for these persons were filed in a timely fashion during 2008.

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

Item 11. Executive Compensation.

Executive Compensation

         The following table shows information about compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our President during 2008.

                           SUMMARY COMPENSATION TABLE

Name                                   Year      Salary         Bonus     Option       Nonquali-      All            Total
and                                                ($)           ($)      Awards       fied           Other           ($)
Principal                                                                   ($)(1)     Deferred       Compen-
Position                                                                               Compensa-      sation
                                                                                       tion              ($)(2)
                                                                                       Earnings
                                                                                           ($)
--------------------------------       ----      --------     -------      -------      -------       -------     --------
Mason Y. Garrett                       2008      $100,000     $     -      $21,280      $     -       $13,750     $135,030
    Chairman of the Board              2007      $100,000           -      $21,877            -       $17,434     $139,311
    and Chief Executive Officer

Ronald K. Earnest                      2008      $278,250     $     -      $21,280      $51,993       $25,658     $377,181
    President and Chief                2007      $265,000     $35,000      $21,877      $ 3,794       $25,210     $350,881
    Operating Officer

J. B. Garrett                          2008       $94,500      $4,000      $10,356      $     -       $ 8,253     $117,109
    Senior Vice President              2007       $90,000      $7,500      $10,486            -       $ 7,928     $115,914
    and Chief Financial Officer

(1) The assumptions made in valuation of option awards are set forth in Note 1 to our audited financial statements for the year ended December 31, 2008, which are included in our Form 10-K for the year ended December 31, 2008 and in our 2008 Annual Report to Shareholders. The amounts shown in this column are the dollar amounts recognized for financial statement reporting purposes with respect to 2008 in accordance with Financial Accounting Standard 123R, and do not represent cash payments to the persons named or amounts that they may realize in the future.
(2) Includes our 2008 contributions to the Bank's 401(k) Plan on behalf of Messrs. M. Garrett, J. Garrett and Earnest, respectively; premiums we paid for medical insurance, disability insurance and life insurance for each of Messrs. M. Garrett, J. Garrett and Earnest; country club and eating club dues and expenses paid on behalf of Messrs. M. Garrett and Earnest; and the aggregate incremental cost to us of providing automobiles to Messrs. M. Garrett and Earnest as follows:

                                                          Medical and                                   Automobiles
                                     401(K)          Disability Insurance       Life Insurance         and Club dues
                                     ------          --------------------       --------------         -------------
    M. Garrett                      $     -               $4,320                  $1,188                 $8,810
    R. Earnest                       11,130                4,320                   1,398                  8,810
    J. Garrett                        3,782                4,320                     150                      -

Overview of Executive Compensation Objectives

         The following discussion provides information about compensation decisions for Mason Y. Garrett, our Chief Executive Officer, and Ronald K. Earnest, our President and Chief Operating Officer, who are our only designated executive officers, as well as for John B. Garrett, our Senior Vice President and Chief Financial Officer and our next most highly compensated senior officer, but whom we have not designated as an executive officer. (Although John B. Garrett is not designated as an executive officer, we use the term "executive officers" throughout this discussion to refer to Messrs.
M. Garrett, Earnest and J.B. Garrett.)

         Executive Compensation Objectives

         Our Board of Directors sets executive officer compensation, and has historically followed an informal policy of providing our executive officers with a total compensation package consisting of salary, bonuses, insurance and other benefits, and stock options. The Board's objectives in setting executive compensation are:

          o    to  attract,  motivate  and retain  talented  and  dedicated  key executives;
          o to set salaries and benefits and, from time to time, award options, at competitive levels designed to foster a team-orientation toward achievement of our business objectives and to encourage our executive officers to perform at their highest levels in order to increase earnings and value to shareholders; and
          o where appropriate, to award bonuses and increase salaries to reward our executive officers for performance.

         Compensation is designed to reward our individual executive officers both for their personal performance and for performance of our Company with respect to growth in assets and earnings, expansion and increases in shareholder value. The Board has not historically set specific advance goals for personal or corporate performance. The Board makes its decisions about allocations between long-term and current compensation, allocations between cash and non-cash compensation, and allocations among various forms of compensation, in its discretion based on the Board's subjective assessment of how these allocations will best meet the Board's overall compensation goals outlined above.

         Components of Executive Compensation

         During 2008, compensation for our executive officers consisted primarily of three key components: base salary, bonuses and option awards. We also provide various additional benefits to executive officers, including health, life and disability plans, retirement plans, employment and change of control arrangements, and perquisites. As reported in the Summary Compensation table, for 2008, base salary comprised approximately 75% of total executive officer compensation, bonuses comprised approximately 1% of total executive officer compensation, option awards comprised approximately 8% of total executive officer compensation, plan benefits comprised approximately 8% of total executive officer compensation, and perquisites comprised approximately 8% of total executive officer compensation. The Board of Directors based its decisions to allocate executive officer compensation in this manner on its subjective assessment of how such allocation would meet our goals of remaining competitive and of linking compensation to our corporate performance and individual executive officer performance.

         Factors Considered in Setting Compensation

         At least annually, our President discusses his proposed compensation with our Chief Executive Officer, and makes recommendations with respect to the various elements and amounts of compensation that he believes are appropriate based on our overall financial performance and the extent to which we have met our financial goals, our compliance with applicable regulatory requirements, and our President's personal performance in helping us achieve our goals. In the context of his compensation discussions with our Chief Executive Officer, our President may also refer to information about types and amounts of compensation awarded to executive officers of other financial institutions in our market area and in the southeast, which he derives from proxy statements for such institutions and other publicly available sources. He provides this information for comparison purposes only, and not with the intention that compensation of such other executive officers should be used to create target levels for his compensation. Based on these discussions, our President and Chief Executive Officer negotiate a mutually agreeable compensation package for our President, which our Chief Executive Officer then presents to the Board for its consideration. Historically, the Board has deferred to these recommendations and has approved the compensation proposed for our President. Similarly, our Chief Executive Officer makes annual recommendations to our Board with respect to the various elements and amounts of compensation that he believes are appropriate for him. The Board has also historically deferred to these recommendations and approved the proposed compensation for our Chief Executive Officer. In approving the proposed compensation, our Board also has taken into consideration Mr.
Garrett's and Mr. Earnest's knowledge, skills, scope of authority and responsibilities, job performance and tenure with us as an executive officer, as well as the Board's perception of the fairness of the compensation paid to them in relation to what we pay our other officers. In particular, the Board has taken into account that Mr. Earnest and Mr. Garrett, both of whom have been with us since we organized, have been largely responsible for our growth and performance over the past nine years.

         The Board has delegated to Mr. Earnest the authority to set the types and amounts of compensation for our other senior officers, including our Chief Financial Officer (with the exception of equity-based awards, which may be recommended by Mr. Earnest, but must be approved by our Board). Mr. Earnest makes his decisions about our Chief Financial Officer's compensation based on various subjective factors, including his knowledge of financial and accounting matters, his scope of authority and responsibilities, his job performance and his experience.

         We review the levels of compensation paid to our executive officers annually and make adjustments based on the foregoing factors as well as other subjective factors.

         Timing of Executive Compensation Decisions

         Annual salary reviews and adjustments and bonus awards are routinely made in December of each year at our last regularly scheduled Board meeting. Equity-based awards may be made at various times during the year. Compensation determinations may also be made at other times during the year in the case of newly hired executives or promotions of existing employees that could not be deferred until the next monthly board meeting. The Board does not time any form of compensation award, including equity-based awards, to coincide with the release of material non-public information.

         Stock Options

         Stock option awards are also set by the Board at levels believed (based on representations of our Chief Executive Officer) to be competitive with other financial institutions and to advance our goal of retaining key executives, as well as levels believed to appropriately align the interests of management with the interests of shareholders. Since options are granted with exercise prices set at fair market value of our common stock on the date of grant, executives can only benefit from the options if the price of our stock increases. The Board believes the costs to our Company of granting options as opposed to paying additional cash compensation, both in terms of the impact on earnings under the new accounting rules for options and potential dilution of the outstanding common stock, are far-outweighed by the benefits provided to us in terms of providing incentives to our executive officers to increase earnings and shareholder value. The Board does not award options every year, and did not award any in 2008.

         Employment Agreement and Retirement Benefits

         We have entered into an employment agreement with our President, Mr. Earnest, that provides, among other things, for payments to him if we terminate his employment other than for cause or in the event of disability or death, if there is a change of control of our Company, or if Mr. Earnest terminates his employment because of certain actions taken by us. This agreement is described under the caption "--Noncompetition, Severance and Employment Agreement." We have also entered into an Executive Supplemental Retirement Agreement with Mr. Earnest that provides for payments to Mr. Earnest upon his retirement, death or disability, or termination of employment after a change of control. This agreement is described under the caption "--Executive Supplemental Retirement Plan." The events set forth as triggering events for the payments in these agreements were selected because they are events similar to those provided for in many employment agreements for executive officers of financial institutions throughout South Carolina. It has become increasingly common in South Carolina for community financial institutions to provide for such payments under such conditions. We believe these types of arrangements are an important factor in attracting and retaining our executive officers by assuring them financial and employment status protections in the event control of our Company changes. We believe such assurances of financial and employment protections help free executives from personal concerns over their futures, and, thereby, can help to align their interests more closely with those of shareholders in negotiating transactions that could result in a change of control.

         Other Benefits

         We provide our executive officers with insurance benefits provided to all other employees and make contributions to our 401(k) plan on their behalf on the same basis as we make contributions for all other employees. We also provide additional life insurance coverage in an amount equal to one and one-half times annual salary at death to each of Messrs. M. Garrett, Earnest and J. Garrett.

         We also pay country club and eating club dues for our President and our Chief Executive Officer and provide each of them with an automobile for business and personal use. In addition, we encourage, and pay for our executives and their spouses, to attend banking conventions and seminars. The Board has determined that these benefits play an important role in our executive officers' business development activities on behalf of our Company.

         The Board has also determined that providing the foregoing benefits helps to retain key executives and is an important factor in keeping our executive compensation packages competitive in our market area.

         2009 Compensation Adjustments

         For 2009, the Board has increased base salaries for Messrs. Earnest and
J. Garrett to $292,163 and $99,225, respectively. Mr. M. Garrett's base salary remained unchanged at $100,000.

         Tax and Accounting Considerations

         We expense salary, bonus and incentive compensation and benefit costs as they are incurred for tax and accounting purposes. Salary, bonus and incentive compensation, and some benefit payments are taxable to the recipient as ordinary income. The tax and accounting treatment of the various elements of compensation is not a major factor in our decision making with respect to executive compensation. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, the Committee has not adopted a policy requiring all compensation to be deductible.

         Security Ownership Guidelines and Hedging of Securities

         We do not have any formal security ownership guidelines for our executive officers, but all of our executive officers beneficially own a significant number of shares. We do not have any policies regarding our executive officers' hedging the economic risk of ownership of our shares.

         Financial Restatement

         The Board of Directors does not have a policy with respect to adjusting retroactively any cash or equity based incentive compensation paid to our executive officers where payment was conditioned on achievement of certain financial results that were subsequently restated or otherwise adjusted in a manner that would reduce the size of an award or payment, or with respect to recovery of any amount determined to have been inappropriately received by an individual executive. If such a restatement were ever to occur, the Board would expect to address such matters on a case-by-case basis in light of all of the relevant circumstances.

Noncompetition, Severance and Employment Agreement

         Term and Compensation

         We have entered into a Noncompetition, Severance and Employment Agreement with Mr. Earnest. Mr. Earnest's Employment Agreement provides for his employment as our President and Chief Operating Officer. The agreement is for a rolling three year term, unless notice of termination of the rolling term is given by either party. Any party may, by notice to the others, cause the agreement to cease to extend automatically and, upon such notice, the "term" of the agreement will be the three years following the date of such notice, and the agreement will terminate upon the expiration of such term. If no such notice is given and the agreement is terminated as a result of our terminating Mr. Earnest's employment, then for the purposes of calculating any amounts payable to Mr. Earnest as a result of such termination, the remaining term of the agreement will be deemed to be three years from the date of such termination.

         The agreement provides for a base salary of at least $265,000 per year. The base salary may be increased by the Board of Directors from time to time in its discretion. The agreement also provides for payment of annual incentive bonuses determined in accordance with the terms of any incentive plans adopted by the Board of Directors, stock options at the discretion of the Board of Directors, an automobile, country club dues, and any other employee benefits we generally provide to our most highly ranking executives for so long as we provide such benefits. Other terms of the agreement include terms dealing with termination and the rights of Mr. Earnest to payments following termination after a change of control and under certain other circumstances, and noncompetition, confidentiality and related agreements.

         Termination of Employment by the Company

         The agreement provides that if we terminate Mr. Earnest's employment as a result of disability or if he dies while employed by us, we will have no obligation to make any payments to him except with respect to vested rights or benefits. The agreement provides that we may terminate Mr. Earnest's employment for cause and we will have no obligation to make any payments to him except with respect to vested rights or benefits, unless we terminate his employment for cause after a change of control.

         If we terminate Mr. Earnest's employment within 24 months following a change of control, and such termination is not for cause or as a result of disability or his death, we will be required to pay him immediately as severance the compensation and benefits discussed above under " - Term and Compensation" that would otherwise be payable over the three years subsequent to his termination.

         The agreement defines "change of control" as any of the following: (a) an acquisition (other than directly from us) of any of our voting securities by any person, or persons acting as a group, immediately after which the person or group has ownership of more than 50% of the combined voting power of our then outstanding voting securities (however, such an acquisition by us or by certain entities controlled by us, or an acquisition in connection with a merger or similar transaction subsequent to which the persons who were our shareholders immediately prior to the transaction still own at least a majority of the voting power of the surviving entity and subsequent to which the persons who were members of our Board of Directors immediately prior to the transaction continue to constitute at least a majority of the board of the surviving entity after the transaction, will not be deemed to be a change of control); (b) a majority of the individuals who were members of our Board of Directors as of the date of the employment agreement, or persons subsequently elected by a vote of at least a majority of those directors, are replaced for any reason during any twelve month period; (c) a merger, consolidation or reorganization, unless the persons who were our shareholders immediately prior to the transaction still own at least a majority of the voting power of the surviving entity after the transaction and the persons who were members of our Board of Directors immediately prior to the transaction continue to constitute at least a majority of the board of the surviving entity after the transaction; or (d) the sale or other disposition of all or substantially all of our assets (other than to one of our subsidiaries). The agreement further provides that, if Mr. Earnest's employment is terminated without cause prior to a change of control and he reasonably demonstrates that termination was at the request of a third party who indicated an intention or took steps reasonably calculated to effect a change of control and who actually effectuated a change of control, or that termination otherwise occurred in connection with, or in anticipation of, a change of control that actually occurred, then the date of the change of control with respect to Mr. Earnest will mean the date immediately prior to the date of termination of his employment.

         If we terminate Mr. Earnest's employment in the absence of a change of control, and such termination is not for cause or as a result of disability or his death, we will be required to pay him immediately as severance the compensation and benefits discussed above under " - Term and Compensation" for the remaining term of the agreement.

         Termination of Employment by Mr. Earnest

         If we materially breach the agreement and do not cure the breach within 30 days after Mr. Earnest gives us written notice of the breach, Mr. Earnest may terminate the agreement, and we will be required to pay him immediately as severance the compensation and benefits discussed above under " - Term and Compensation" that would otherwise be payable over the three years subsequent to his termination. If Mr. Earnest terminates his employment for good reason, we will be required to pay him immediately as severance the compensation and benefits discussed above under " - Term and Compensation" that would otherwise be payable over the three years subsequent to his termination.

         The agreement defines "good reason" for Mr. Earnest to terminate the agreement as: (a) a material diminution of his base compensation; (b) a material diminution of his authority, duties or responsibilities; (c) a material diminution in the authority, duties or responsibilities of the supervisors to whom he is required to report; (d) a material diminution in the budget over which he retains authority; (e) a material change in the geographic location at which he is required to perform services; or (f) any other material breach of the agreement by us.

         If Mr. Earnest terminates his employment other than as a result of our uncured material breach of the agreement or for good reason, we will have no obligation to make any payments to him except with respect to vested rights or benefits and he will be subject to the non-competition provisions of the agreement.

         Other Provisions of the Agreement

         If we terminate Mr. Earnest's employment, other than for cause or as a result of disability or his death, or if Mr. Earnest terminates his employment as a result of our material breach of the agreement or for good reason, all of his rights pursuant to awards of share grants or options granted by us will be deemed to have vested and will be released from all conditions and restrictions, except for restrictions on transfer pursuant to the Securities Act of 1933, and Mr. Earnest will be deemed to be credited with service with us and the Bank for the remaining term of the agreement for the purposes of our benefit plans and the Bank's benefit plans.

         For purposes of determining the severance payments we must make to Mr. Earnest in the event we terminate his employment other than for cause or as a result of disability or his death, or in the event Mr. Earnest terminates his employment as a result of our material breach of the agreement or for good reason, (a) the amount of annual salary will be deemed to be the annualized salary being paid immediately prior to the termination, (b) the annual amount of unfixed compensation (such as a bonus) will be deemed to be equal to the average of such compensation over the three year period immediately prior to the termination, and (c) the annual amount of benefits will be deemed to be the sum of the costs to us and the Bank of providing the benefits to him for the twelve month period ending immediately prior to the termination.

         In the event of a change of control, Mr. Earnest's stock options will all vest, even if he remains employed by us, and he will have a minimum of one year from vesting to exercise the options. If, however, such accelerated vesting or minimum exercise period would be inconsistent with the terms of the plan under which the options were issued, the plan will control.

         If any payment provided for in the agreement would, if paid, constitute a "golden parachute payment" as defined in 12 C.F.R. ss. 359.1(f) as in effect on the date the payment is due, our obligation to make such payment will be subject to an additional condition that the circumstances which cause the payment to be a "golden parachute payment" shall have ceased to exist, but such payment will become payable in full at such time as the condition is met, together with interest at the prime rate, compounded annually, from the date such payment would have been due had it not been a "golden parachute payment" until paid.

         The agreement requires Mr. Earnest to maintain the confidentiality of our confidential business information during the term of his employment with us or the Bank and for a period of 24 months following termination of his employment. If we terminate Mr. Earnest's employment for cause prior to a change of control, or if he voluntarily terminates his employment prior to a change of control, then, for a period of one year following termination, he may not engage in certain competitive activities, including: (a) accepting employment with any financial institutions in our market areas; (b) interfering with our employee and customer relationships; (c) soliciting banking business or customer relationships from our customers; (d) soliciting business on the basis of his former affiliation with us; or (e) otherwise competing, directly or indirectly, with us. If, however, Mr. Earnest's employment is terminated for any reason following a change of control, there will be no limitation on his competitive activities with us, including direct competition.

         The foregoing is merely a summary of certain provisions of the Noncompetition, Severance and Employment Agreement, and is qualified in its entirety by reference to such Agreement, which has been filed with the Securities and Exchange Commission as an Exhibit to our Form 10-K for the year ended December 31, 2007.

Executive Supplemental Retirement Plan and Endorsement Method Split Dollar Plan Agreement

         Executive Supplemental Retirement Plan

         We have entered into an Executive Supplemental Retirement Agreement with Ronald K. Earnest, our President and Chief Operating Officer. The agreement provides for payments of benefits to Mr. Earnest commencing at his retirement at age 65, or earlier in the event of death or disability. The agreement also provides for payment of a related death benefit to his designated beneficiary.

         The agreement requires that we establish a liability reserve account (the "Pre-Retirement Account") on our books for the benefit of Mr. Earnest. Prior to his retirement, this account is to be increased or decreased each year until his retirement by the Index Retirement Benefit. "Index Retirement Benefit" is defined by the agreement as (1) the excess of (A) the aggregate annual after-tax income from the life insurance policy we have purchased to fund our obligations under the agreement over (B) the product of the amount obtained by multiplying (i) the average federal funds rate times (ii) the sum of (x) the premiums paid for the life insurance policy plus (y) the amount of any after-tax benefits paid to Mr. Earnest plus (z) the after-tax product of (i) and (ii) for all previous years, (2) divided by a factor equal to 1.05 minus the marginal tax rate. The life insurance policies we purchased have an aggregate face amount of $2,142,367 and the aggregate premiums we paid were $736,000. The period over which payments are to be made and the amount of payments varies depending upon whether Mr. Earnest's employment terminates as a result of his retirement at age 65, or his employment terminates as a result of death.

         If Mr. Earnest remains employed by us until he reaches age 65, he will be entitled to receive the balance in the Pre-Retirement Account in 15 equal annual installments beginning 30 days after his retirement. In addition to these payments and commencing in conjunction with them, Mr. Earnest will be paid the Index Retirement Benefit for each plan year after his retirement, including the remaining portion of the plan year following retirement.

         If Mr. Earnest voluntarily resigns for good reason or if we discharge him without cause prior to his reaching age 65, he will be entitled to receive 25% times the number of full years of employment with us from the date of first employment (to a maximum of 100%), times the balance in the Pre-Retirement Account payable to him in 15 equal annual installments commencing 30 days following his reaching age 65. In addition to these payments and commencing in conjunction with them, he will receive 25% times the number of full years of employment with us from the date of first employment with us (to a maximum of 100%), times the Index Retirement Benefit for each plan year subsequent to the year in which he reaches age 65, and including the remaining portion of the plan year in which he reaches age 65 until his death.

         If Mr. Earnest dies while there is a balance in his Pre-Retirement Account, the unpaid balance of the Pre-Retirement Account will be paid in a lump sum to the individual or individuals he has designated. This payment will be made the first day of the second month following his death. If Mr. Earnest becomes disabled, and his employment is terminated because of such disability, he will immediately begin receiving the same benefits discussed above as he would receive if he had retired at age 65, even if he has not reached age 65, and he will be 100% vested in the entire benefit amount.

         If there is a change of control of our Company, and, within 24 months thereafter, Mr. Earnest terminates his employment for good reason or if we discharge him without cause prior to his reaching age 65, he will be entitled to receive the same benefits discussed above upon attaining age 65, as if he had been continuously employed by us until reaching age 65. He will also remain eligible for all death benefits provided for above.

         A "change of control"  will be deemed to have been  effected if either:
(1) voting control over more than 50% of our stock is acquired, directly or indirectly, by any person or group acting in concert; (2) our Company is merged with or into any other entity and our shareholders immediately prior to the merger own less than 50% of the combined voting power of the surviving entity; or (3) more than 50% of our assets are acquired, directly or indirectly, by any person or group acting in concert during any consecutive 12 month period.

         Although we plan to use the life insurance policy to fund our obligations under the agreement, our obligations are independent of the policy.

         Endorsement Method Split Dollar Plan Agreement

         In conjunction with the Supplemental Executive Retirement Plan, we have also entered into a Life Insurance Endorsement Method Split Dollar Plan Agreement. We are required to pay the premiums for a life insurance policy or policies on the life of Mr. Earnest. We own the policies. Upon Mr. Earnest's death, his beneficiary will be entitled to an amount equal to 80% of the net-at-risk insurance portion of the proceeds of the policy. The net-at-risk insurance portion is the total proceeds less the cash value of the policy. We will be entitled to the remainder of the proceeds. We will share with Mr. Earnest any interest due on the death proceeds on a pro rata basis.

         The foregoing is merely a summary of certain provisions of the Executive Supplemental Retirement Agreement and Endorsement Method Split Dollar Plan Agreement, and is qualified in its entirety by reference to such Agreement, which has been filed with the Securities and Exchange Commission as an Exhibit to our Form 10-K for the year ended December 31, 2007.

         Outstanding Equity Awards At 2008 Fiscal Year-End

         The following table provides information, on an award-by-award basis, about options to purchase shares of our common stock our executive officers held at the end of 2008. We have not granted any other equity based awards to our executive officers.

                                         Option Awards

   ----------------    ------------     -------------     ------       ---------
   Name                 Number           Number           Option      Option
                        of               of               Exercise    Expiration
                        Securities       Securities       Price       Date
                        Underlying       Underlying            ($)
                        Unexercised      Unexercised
                        Options          Options
                              (#)              (#)
                        Exercisable     Unexercisable
   ----------------    ------------     -------------     ------       ---------
   Mason Y. Garrett          22,558          15,039(1)      8.64       8/19/2015
                             38,651               0         5.18       1/16/2012

   Ronald K. Earnest         22,558          15,039(1)      8.64       8/19/2015
                             38,651               0         3.58       3/21/2011

   J. B. Garrett              2,200           3,300(2)     12.27       4/19/2016
                              4,840           1,210(3)      6.08       2/18/2014
                                600           2,400(4)     15.55       5/15/2017

(1) These options vest in increments of 7,519 shares on each of August 19, 2009 and 2010.
(2) These options vested/vest in increments of 1,100 shares on each of April 19, 2009, 2010 and 2011.
(3)  These options vested on February 18, 2008.
(4) These options vest in increments of 600 shares on each of May 15, 2009, 2010, 2011 and 2012.

1998 Stock Option Plan

         We maintain a stock option plan for the benefit of directors, officers and employees. The Board of Directors believes stock options provide an excellent method to attract and retain key employees, officers and directors, and to provide them with incentives that help to closely align their interests with ours.

         The 1998 Stock Option Plan was originally adopted by the shareholders of GrandSouth Bank at the 1998 annual meeting of shareholders, and was assumed by us upon our acquisition of the Bank. The Plan was amended at the 2005 Annual Meeting of Shareholders to increase the number of shares of our common stock reserved for issuance under the plan. The plan, as amended, reserves a total of 856,028 shares (adjusted for stock dividends) for issuance under the plan. The plan provides for the grant of both incentive stock options and non-qualified stock options. Options may be granted pursuant to the plan to persons who are directors, officers or employees of our Company or any subsidiary at the time of grant. Non-employee directors are only eligible to be granted non-qualified stock options. The plan may be administered by the Board of Directors or a committee appointed by the Board.

         The Board of Directors or the committee selects the employees to receive grants under the plan and determines the number of shares covered by options granted under the plan. All incentive stock options must have an exercise price not less than the fair market value of the Common Stock at the date of grant, as determined by the Board of Directors or the committee. Non-qualified options have such exercise prices as may be determined by the Board of Directors or the committee at the time of grant, and such exercise prices may be less than fair market value. The Board of Directors or the committee may set other terms for the exercise of the options but may not grant to any one holder more than $100,000 of incentive stock options (based on the fair market value of the optioned shares on the date of the grant of the option) which first become exercisable in any calendar year. No options may be exercised after ten years from the date of grant, and options may not be transferred except by will or the laws of descent and distribution. Incentive stock options may be exercised only while the optionee is our employee, within three months after the date of termination of employment, or within twelve months of death or disability. Terms relating to exercisability of non-qualified options on termination of employment, death or disability are as set by the Board of Directors or the committee. The number of shares reserved for issuance under the plan, the number of shares covered by outstanding options, and the exercise prices of options will be adjusted in the event of changes in the number of outstanding shares of common stock effected without our receipt of consideration, such as stock splits, stock dividends, merger, consolidation, recapitalization, and the like. The Board of Directors may amend, suspend or terminate the plan, but may not increase (except as discussed above) the maximum number of shares reserved for issuance under the plan, materially increase the benefits accruing to participants under the plan, or materially modify the eligibility requirements under the plan without your approval or ratification. The plan terminated in November, 2008, and no options were granted thereunder after that date. However, the Board expects to adopt another equity plan to replace the 1998 Plan and currently intends to submit the new plan to shareholders for approval at the 2010 Annual Meeting.

         The foregoing description is merely a summary of the 1998 Stock Option Plan and is qualified in its entirety by the terms of the plan. The plan is filed with the Securities and Exchange Commission as an appendix to the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which is available on the Securities and Exchange Commission's website at www.sec.gov.

Temporary Limitation of Payments

         In connection with the sale of preferred stock to the United States Treasury on January 9, 2009, Messrs. M. Garrett, Earnest and J. Garrett have waived certain rights and agreed to the modification of their compensation during the period that any of the preferred stock is held by the United States Treasury in order to comply with certain provisions of the Emergency Economic Stability Act of 2008 and the regulations issued thereunder. Accordingly, some of the compensation and benefits discussed above may not be payable if the payment is due or accrues during the period that any of the preferred stock is held by the United States Treasury.

                           2008 DIRECTOR COMPENSATION

         The table below sets forth information about compensation we provided to our directors for their service to the Company and the Bank in 2008. During 2008, we paid our directors $900 for each meeting of the Board of Directors. For 2009, we have increased director fees to $950 per meeting. These payments are not contingent upon attendance at the meetings. All of our directors are also directors of our Bank, but the Bank does not pay any additional fees. We do not pay our directors who are also our executive officers for their service as directors.

                           2008 Director Compensation

          Name                              Fees          Option        Total
                                           Earned         Awards         ($)
                                             or           ($)(1)
                                           Paid in
                                            Cash
                                             ($)
          -----------------               ------            -----        ------
          Harold E. Garrett               10,800            3,113        13,913
          Michael L. Gault                10,800            3,113        13,913
          Baety O. Gross, Jr.             10,800            3,113        13,913
          S. Hunter Howard, Jr.           10,800            3,113        13,913
          S. Blanton Phillips             10,800            3,113        13,913
          J. Calhoun Pruitt, Jr.          10,800            2,736        13,536

(1) The amounts shown in this column are the dollar amounts recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123(R), and do not represent cash payments to our directors or amounts that may be realized by them in the future. The assumptions made in valuation of option awards are set forth in
         Note 1 to our audited financial statements for the year ended December 31, 2008, which are included in our Form 10-K for the year ended December 31, 2008 and in our 2008 Annual Report to Shareholders. The grant date fair value of each option award is $2.83 per share. At December 31, 2008, each director in the table above held options to purchase a total of 5,500 shares. For each director, except Mr. Pruitt, 2,200 of these options are currently exercisable, and for Mr. Pruitt, 1,100 of these options are currently exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

         The following table shows information as of May 5, 2009 about shares of our common stock beneficially owned by each of our directors and director nominees and each officer named in the Summary Compensation Table. Except as otherwise indicated, to management's knowledge, all shares are owned directly with sole voting power. Other than as shown below, no persons were known by management to be the beneficial owners, as defined in Rule 13d-3 of the Securities Exchange Commission, of 5% or more of our common stock.

     Name of Beneficial Owner            Amount and Nature of         Percent of
       (and address of 5% owners)        Beneficial Ownership            Class
     ----------------------------        --------------------            -----

     Ronald K. Earnest                       225,680 (1)                 6.0
       381 Halton Road
       Greenville, S.C.
     Harold E. Garrett                       143,204 (2)                 4.0
       Fountain Inn, S.C.
     Mason Y. Garrett                        656,895 (3)                18.1
       381 Halton Road
       Greenville, S. C.
     J. B. Garrett                           110,824 (4)                 3.1
       Greenville, S.C.
     Michael L. Gault                         65,275 (5)                 1.8
       Fountain Inn, S.C.
     Baety O. Gross, Jr.                      40,809 (6)                 1.1
       Simpsonville, S.C.
     S. Hunter Howard, Jr.                    19,872 (7)                   *
       Columbia, S.C.
     S. Blanton Phillips                      15,174 (8)                   *
       Fountain Inn, S.C.
     J. Calhoun Pruitt, Jr.                    2,100 (9)                   *
       Anderson, S.C.                       ________

     All Directors and executive           1,278,333 (10)               35.8
     officers as a group
     (9 persons)
*Less than 1%.

(1)   Includes currently exercisable options to purchase 61,209 shares.
(2) Includes 4,296 shares held by Mr. Garrett's wife as to which Mr. Garrett disclaims beneficial ownership; 2,223 shares held by Mr. Garrett as custodian for his daughter and 6,519 shares held by Mr. Garrett as custodian for his son; and currently exercisable options to purchase 3,300 shares. Of the total shares beneficially owned by Mr. Garrett, 113,100 are pledged as collateral.
(3) Includes currently exercisable options to purchase 61,209 shares; 175,062 shares owned by Mr. Garrett's wife, as to which Mr. Garrett disclaims beneficial ownership; 26,116 shares held by Mr. Garrett as custodian for his son; 2,223 shares held by Mr. Garrett as custodian for his step-daughter; and 61,492 shares held by Mr. Garrett as custodian for his brother. Of the total shares beneficially owned by Mr. Garrett, 152,265 are pledged as collateral.
(4) Includes currently exercisable options to purchase 9,950 shares; 2,019 shares owned by Mr. Garrett's wife, as to which Mr. Garrett disclaims beneficial ownership; and 8,514 shares held by Mr. Garrett as custodian for his sons. Of the total shares beneficially owned by Mr. Garrett, 67,436 are pledged as collateral.
(5) Includes currently exercisable options to purchase 3,300 shares; and 60,875 shares held by Mr. Gault's wife and children, as to which Mr. Gault disclaims beneficial ownership.
(6) Includes currently exercisable options to purchase 3,300 shares; and 19,061 shares held by Mr. Gross' wife and children, as to which Mr. Gross disclaims beneficial ownership.
(7)   Includes currently exercisable options to purchase 3,300 shares.
(8) Includes currently exercisable options to purchase 3,300 shares. Of the total shares beneficially owned by Mr. Phillips, 10,795 are pledged as collateral.
(9) Includes currently exercisable options to purchase 1,100 shares. (10) Includes currently exercisable options to purchase 308,794 shares.

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

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

Certain Relationships and Related Transactions

         In the ordinary course of its business, our Bank makes loans to, accepts deposits from, and provides other banking services to our directors, officers, principal shareholders, their associates and members of such persons' immediate families. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. Rates paid on deposits and fees charged for other banking services, and other terms of these transactions, are also the same as those prevailing at the time for comparable transactions with other persons. The aggregate dollar amount of such loans outstanding at December 31, 2008 and 2007 was $3,963,000 and $2,427,000, respectively. None of such loans have been on non-accrual status, 90 days or more past due, or restructured at any time. The Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal shareholders, their associates, and members of such persons' immediate families.

         From time to time, we may also enter into other types of business transactions or arrangements for services with our directors, officers, principal shareholders, or their associates and members of their immediate families. These types of transactions or services might include, among others, leases of real property and legal services. We would usually only enter into such arrangements if we determine that the prices or rates offered are comparable to those available to us from unaffiliated third parties. We do not have written policies or procedures with respect to such transactions.

         We lease a lot at the corner of South Main Street and East Knight Street in Fountain Inn, South Carolina. The lot is leased for 20 years for $9,000 a year from Blake P. Garrett, Jr., Trustee, with four five-year renewal options. Lease payments are subject to increase to reflect increases in the Consumer Price Index. Blake P. Garrett, Jr., is the brother of Mason Y. Garrett, Chairman of our Board of Directors, and the uncle of Harold E. Garrett, one of our directors. Blake P. Garrett, Jr., is trustee for the partnership which owns the property. Baety O. Gross, Jr., who is one of our directors, from time to time provides legal services to us and we expect him to continue to do so in the future. Although he has not previously done so, we also expect that J. Calhoun Pruitt, Jr., who is also one of our directors, may provide legal services to us in the future.

Director Independence

         Our Board of Directors has determined that none of Michael L. Gault, Baety O. Gross, Jr., S. Hunter Howard, Jr., S. Blanton Phillips, or J. Calhoun Pruitt, Jr. has a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such director is independent as defined in The Nasdaq Stock Market, Inc. Marketplace Rules, as modified or supplemented (the "Nasdaq Rules"). As disclosed under "Certain Relationships and Related Transactions" our independent directors and some of their affiliates from time to time have loan and deposit and other banking relationships with, or provide legal services to, our Bank. Our Board does not consider these relationships to compromise our directors' independence.

         All members of the Company's Audit Committee are independent as such term is defined by the Nasdaq Global Market Marketplace Rules. All members of the Board of Directors served as the Company's Compensation and Nominating Committees, and, not all members of the Board are independent as such term is defined by the Nasdaq Global Market Marketplace Rules.

Item 14.  Principal Accountant Fees and Services

Fees Paid to Independent Auditors

         Set forth below is information about fees billed by our independent auditors for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2008 and 2007, and for other services rendered during such years on our behalf and on behalf of the Bank, as well as all out-of-pocket expenses incurred in connection with these services.

                                       Year Ended                 Year Ended
                                   December 31, 2008          December 31, 2007
                                   -----------------          -----------------
Audit Fees                             74,500                   $68,000
Audit-Related Fees                          -                         -
Tax Fees                                7,200                    10,000
All Other Fees                          6,345                         -
                                       ------                   -------
      Total                            88,645                   $78,000
                                       ======                   =======

Audit Fees

         Audit fees include fees incurred for professional services rendered for the audit of our consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation.

Audit-Related Fees

         Audit-related fees include fees incurred for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under "Audit Fees."

Tax Fees

         Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation fees include fees incurred for professional services related to federal and state tax compliance. Other tax services include fees billed for other miscellaneous tax consulting and planning.

All Other Fees

         All other fees would include fees for all other services other than those reported above.

         In making its decision to appoint Elliott Davis, LLC as our independent auditors for the fiscal year ending December 31, 2009, the Board of Directors considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

Board Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Board of Directors pre-approves all audit and permitted non-audit services (including the fees and terms thereof) provided by the independent auditors, subject to possible limited exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934, which are approved by the Board prior to completion of the audit. The Board may delegate to one or more designated members of the Board the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Board at its next scheduled meeting.

         General pre-approval of certain audit, audit-related and tax services is granted by the Board at the first Board meeting each year. The Board subsequently reviews fees paid. Specific pre-approval is required for all other services. During 2008, all audit and permitted non-audit services were pre-approved by the Board.

                                    Part IV


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

(3)      Description of Exhibits.

Exhibit No.          Description
-----------          -----------

3.1                 Articles of Incorporation of Registrant, as amended (1)(6)
3.2                 Bylaws of Registrant (1)
4.1                 Form of Common Stock Certificate (2)
4.2                 Form of Stock Certificate for Series T Preferred Stock (6)
4.3                 Form of Stock Certificate for Series W Preferred Stock (6)
4.4                 Warrant for Purchase of Shares of Series W Preferred
                     Stock(6)
10.1                1998 Stock Option Plan, as amended (3)
10.2                Form of Stock Option Agreement (2)
10.3                Executive Supplemental Retirement Plan Executive
                    Agreement with Ronald K. Earnest, as amended in
                     compliance with I.R.C. Section 409A and related
                     regulations (4)
10.4                Noncompetition, Severance and Employment Agreement
                     between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations (4)
10.5                Amended and Restated Declaration of Trust of GrandSouth
                     Capital Trust I, dated as of May 10, 2006 (5)
10.6                Guarantee Agreement of GrandSouth Bancorporation, dated
                     as of May 10, 2006 (5)
10.7                Indenture between GrandSouth Bancorporation and
                     Wilmington Trust Company, dated as of May 10, 2007 (5)
10.8                Letter Agreement, dated January 9, 2009 between
                     GrandSouth Bancorporation and the United States Department of the Treasury relating to issuance and sale of the Series T and Series W preferred stock and warrant (6)
13                  Portions of the Annual Report to Shareholders  for the
                     Year Ended December 31, 2008 (previously filed)
21                  Subsidiaries of Registrant (4)
23                  Consent of Elliott Davis, LLC
31.1                Rule 13a-14(a)/15d-14(a) Certifications
31.2                Rule 13a-14(a)/15d-14(a) Certifications
32                  18 U.S.C. Section 1350 Certifications

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GrandSouth Bancorporation


April 29, 2009             By: s/Mason Y. Garrett
                              --------------------------------------------------
                                 Mason Y. Garrett
                                 Chief Executive Officer


                           By: s/J. B. Garrett
                              --------------------------------------------------
                                 J. B. Garrett
                                 Senior Vice President
                                 (Chief Financial and Principal Accounting
                                    Officer)


         In accordance with the Exchange Act, this amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----
s/Blanton S. Phillips
---------------------------------------  Director                                           April 29, 2009
Blanton S. Phillips

s/Ronald K. Earnest                      President, Chief Operating Officer, Director       April 29, 2009
--------------------------------
Ronald K. Earnest

s/Harold E. Garrett                      Director                                           April 29, 2009
--------------------------------
Harold E. Garrett

s/Mason Y. Garrett                       Chairman, Director                                 April 29, 2009
--------------------------------
Mason Y. Garrett

s/Michael L. Gault                       Director                                           April 29, 2009
--------------------------------
Michael L. Gault

                                         Director                                           April __, 2009
--------------------------------
Baety O. Gross


--------------------------------         Director                                           April __, 2009
S. Hunter Howard, Jr.

                                         Director                                           April __, 2009
--------------------------------
J. Calhoun Pruitt, Jr.

                                  EXHIBIT INDEX


Exhibit No.               Description

3.1                 Articles of Incorporation of Registrant, as amended (1)(6)
3.2                 Bylaws of Registrant (1)
4.1                 Form of Common Stock Certificate (2)
4.2                 Form of Stock Certificate for Series T Preferred Stock (6)
4.3                 Form of Stock Certificate for Series W Preferred Stock (6)
4.4                 Warrant for Purchase of Shares of Series W Preferred
                     Stock(6)
10.1                1998 Stock Option Plan, as amended (3)
10.2                Form of Stock Option Agreement (2)
10.3                Executive Supplemental Retirement Plan Executive
                    Agreement with Ronald K. Earnest, as amended in
                     compliance with I.R.C. Section 409A and related
                     regulations (4)
10.4                Noncompetition, Severance and Employment Agreement
                     between Registrant and Ronald K. Earnest, as amended in compliance with I.R.C. Section 409A and related regulations (4)
10.5                Amended and Restated Declaration of Trust of GrandSouth
                     Capital Trust I, dated as of May 10, 2006 (5)
10.6                Guarantee Agreement of GrandSouth Bancorporation, dated
                     as of May 10, 2006 (5)
10.7                Indenture between GrandSouth Bancorporation and
                     Wilmington Trust Company, dated as of May 10, 2007 (5)
10.8                Letter Agreement, dated January 9, 2009 between
                     GrandSouth Bancorporation and the United States Department of the Treasury relating to issuance and sale of the Series T and Series W preferred stock and warrant (6)
13                  Portions of the Annual Report to Shareholders  for the
                     Year Ended December 31, 2008 (previously filed)
21                  Subsidiaries of Registrant (4)
23                  Consent of Elliott Davis, LLC
31.1                Rule 13a-14(a)/15d-14(a) Certifications
31.2                Rule 13a-14(a)/15d-14(a) Certifications
32                  18 U.S.C. Section 1350 Certifications

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