Form 10-Q
period 2009-03-31
GRANDSOUTH BANCORPORATION
filed 2009-05-15
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes  [ ] No  (Not yet applicable to the Registrant)

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

   Large accelerated filer   [ ]                Accelerated filer   [ ]

   Non-accelerated filer     [ ]                Smaller reporting company   [X]
   (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes    [X]   No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,573,695 Shares Outstanding on May 11, 2009

                            GRANDSOUTH BANCORPORATION

                                    FORM 10-Q

                                      Index

PART I.  FINANCIAL INFORMATION                                                                 Page

Item 1.           Financial Statements

                  Consolidated Balance Sheets ...............................................    3
                  Consolidated Statements of Income .........................................    4
                  Consolidated Statements of Changes in Shareholders' Equity
                           and Comprehensive Income .........................................    5
                  Consolidated Statements of Cash Flows .....................................    6
                  Notes to Unaudited Consolidated Financial Statements ......................    7

Item 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .............................................    12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk ................    19

Item 4T. Controls and Procedures ............................................................    20

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders .......................    20

Item 6.           Exhibits ..................................................................    20

SIGNATURES ..................................................................................    21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                           2009              2008
                                                                                                           ----              ----
                                                                                                             (Dollars in thousands)
Assets
     Cash and due from banks ..................................................................         $   3,687          $   2,329
     Interest bearing transaction accounts with other banks ...................................             5,188              8,453
     Federal funds sold .......................................................................                 -                429
                                                                                                        ---------          ---------
         Cash and cash equivalents ............................................................             8,875             11,211
     Certificates of deposit with other banks .................................................             2,000              2,000
     Securities available-for-sale ............................................................            45,211             47,378
     Other investments, at cost ...............................................................             2,045              1,926
     Loans, net of allowance for loan losses $3,770 for 2009 and
         $4,110 for 2008 ......................................................................           301,237            297,523
     Premises and equipment, net ..............................................................             4,698              4,744
     Bank owned life insurance ................................................................             4,994              4,944
     Assets acquired in settlement of loans ...................................................             1,345                674
     Interest receivable ......................................................................             2,132              2,077
     Deferred income taxes ....................................................................               748              1,033
     Goodwill .................................................................................               737                737
     Other assets .............................................................................               946                770
                                                                                                        ---------          ---------
            Total assets ......................................................................         $ 374,968          $ 375,017
                                                                                                        =========          =========

Liabilities
     Deposits
         Noninterest bearing ..................................................................         $  14,511          $  15,331
         Interest bearing .....................................................................           290,466            295,554
                                                                                                        ---------          ---------
            Total deposits ....................................................................           304,977            310,885
     Short-term Federal Home Loan Bank advances ...............................................             2,000                  -
     Long-term Federal Home Loan Bank advances ................................................            24,000             29,000
     Junior subordinated debentures ...........................................................             8,247              8,247
     Interest payable .........................................................................               538                639
     Other liabilities ........................................................................             2,234              2,073
                                                                                                        ---------          ---------
            Total liabilities .................................................................           341,996            350,844
                                                                                                        ---------          ---------

Shareholders' equity
     Preferred stock, Series T - $1,000 per share liquidation preference; issued and oustanding - 9,000 at March 31, 2009 and
         none at December 31, 2008 ............................................................             7,531                  -
     Preferred stock, Series W - $1,000 per share liquidation preference;
         issued and oustanding - 450 at March 31, 2009 and
         none at December 31, 2008 ............................................................             1,479                  -
     Common stock - no par value; 20,000,000 shares authorized;
         issued and outstanding - 3,573,695 at March 31, 2009 and
         3,573,695 at December 31, 2008 .......................................................            19,969             19,940
     Retained earnings ........................................................................             4,200              3,970
     Accumulated other comprehensive income (loss) ............................................              (207)               263
                                                                                                        ---------          ---------
            Total shareholders' equity ........................................................            32,972             24,173
                                                                                                        ---------          ---------

            Total liabilities and shareholders' equity ........................................         $ 374,968          $ 375,017
                                                                                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                                   (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                                2009           2008
                                                                                                                -----          ----
                                                                                                              (Dollars in thousands,
                                                                                                                 except per share)
Interest income
     Loans, including fees ...........................................................................         $4,840         $5,771
     Investment securities
         Taxable .....................................................................................            449            617
         Nontaxable ..................................................................................            137            141
     Dividends .......................................................................................              -             14
     Other, principally federal funds sold ...........................................................             47             48
                                                                                                               ------         ------
         Total interest income .......................................................................          5,473          6,591
                                                                                                               ------         ------
Interest expense
     Deposits ........................................................................................          2,168          3,138
     Federal Home Loan Bank advances .................................................................            227             80
     Junior subordinated debt ........................................................................             69            137
                                                                                                               ------         ------
         Total interest expense ......................................................................          2,464          3,355
                                                                                                               ------         ------
Net interest income ..................................................................................          3,009          3,236
Provision for loan losses ............................................................................            600            255
                                                                                                               ------         ------
Net interest income after provision for loan losses ..................................................          2,409          2,981
                                                                                                               ------         ------
Noninterest income
     Service charges on deposit accounts .............................................................            124            110
     Other income ....................................................................................            100             76
                                                                                                               ------         ------
         Total noninterest income ....................................................................            224            186
                                                                                                               ------         ------
Noninterest expenses
     Salaries and employee benefits ..................................................................          1,297          1,356
     Occupancy and equipment .........................................................................            164            176
     Data processing .................................................................................            117            144
     Insurance expense ...............................................................................            110             66
     Professional services ...........................................................................            118            143
     Other expense ...................................................................................            240            330
                                                                                                               ------         ------
         Total noninterest expenses ..................................................................          2,046          2,215
                                                                                                               ------         ------
Income before income taxes ...........................................................................            587            952
Income tax expense ...................................................................................            216            340
                                                                                                               ------         ------
Net income ...........................................................................................            371            612
                                                                                                               ------         ------
Deductions for amounts not available to common shareholders:
     Net amortization (accretion) of preferred stock to liquidation preference value .................             20              -
     Dividends declared or accumulated on preferred stock ............................................            109              -
                                                                                                               ------         ------
Net income available to common shareholders ..........................................................         $  242         $  612
                                                                                                               ======         ======
Per share of common stock
     Net income available to common shareholders .....................................................         $ 0.07         $ 0.18
     Net income available to common shareholders, assuming dilution ..................................           0.07           0.17
     Cash dividends declared .........................................................................           0.02           0.02

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                                        (Unaudited)

                                                                                                           Accumulated
                                                            Shares of                                        Other
                                                             Common      Preferred    Common    Retained  Comprehensive
                                                              Stock        Stock       Stock    Earnings   Income (Loss)     Total
                                                              -----        -----       -----    --------   -------------     -----
                                                                         (Dollars in thousands, except per share)

Balance, January 1, 2008, previously reported ...........   3,381,488   $       -   $  19,200   $   3,083    $     184    $  22,467
Correction of accounting error (Note 4) .................           -           -           -        (183)           -         (183)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance January 1, 2008, as corrected ...................   3,381,488           -      19,200       2,900          184       22,284
Comprehensive income:
     Net income .........................................           -           -           -         612            -          612
                                                                                                                          ---------
     Unrealized holding gains and losses
       on available-for-sale securities
       arising during the period, net of
       income taxes of $76 ..............................           -           -           -           -          146          146
                                                                                                                          ---------
         Total other comprehensive income ...............           -           -           -           -            -          146
                                                                                                                          ---------
           Total comprehensive income ...................           -           -           -           -            -          758
                                                                                                                          ---------
Share-based compensation ................................           -           -          34           -            -           34
Cash dividend declared on common stock,
     $.02 per share .....................................           -           -           -         (68)           -          (68)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2008 .................................   3,381,488   $       -   $  19,234   $   3,444    $     330    $  23,008
                                                            =========   =========   =========   =========    =========    =========



Balance, January 1, 2009 ................................   3,573,695   $       -   $  19,940   $   3,970    $     263    $  24,173
                                                                                                                          ---------
Comprehensive income:
     Net income .........................................           -           -           -         371            -          371
                                                                                                                          ---------
     Unrealized holding gains and losses
       on available-for-sale securities
       arising during the period, net of
       income taxes of $242 .............................           -           -           -           -         (470)        (470)
                                                                                                                          ---------
         Total other comprehensive income ...............           -           -           -           -            -         (470)
                                                                                                                          ---------
           Total comprehensive income ...................           -           -           -           -            -          (99)
                                                                                                                          ---------
Issuance of preferred stock .............................           -       8,990           -           -            -        8,990
Cash dividends declared on preferred stock ..............           -           -           -         (49)           -          (49)
Net accretion (amortization) of preferred stock .........           -          20           -         (20)           -            -
Share-based compensation ................................           -           -          29           -            -           29
Cash dividend declared on common stock,
     $.02 per share .....................................           -           -           -         (72)           -          (72)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2009 .................................   3,573,695   $   9,010   $  19,969   $   4,200    $    (207)   $  32,972
                                                            =========   =========   =========   =========    =========    =========





The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                            2009              2008
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
      Net income ...............................................................................         $    371          $    612
      Adjustments to reconcile net income to net
           cash provided by operating activities
                Provision for loan losses ......................................................              600               255
                Depreciation ...................................................................               75                82
                Securities accretion and premium amortization ..................................             (250)               (7)
                Gain on sale of premises and equipment .........................................              (15)              (14)
                (Gain) loss on sale of assets acquired in settlement of loans ..................               (9)               53
                Increase in cash surrender value of bank owned life insurance ..................              (50)              (46)
                (Increase) decrease in other assets ............................................             (231)              486
                Increase (decrease) in acrued expenses and other liabilities ...................               60              (216)
                Increase (decrease) in deferred tax assets .....................................              527                (4)
                Share-based compensation .......................................................               29                34
                                                                                                         --------          --------
                     Net cash provided by operating activities .................................            1,107             1,235
                                                                                                         --------          --------

Investing activities
      Purchases of securities available-for-sale ...............................................                -              (959)
      Principal paydowns of available-for-sale mortgage-backed
           investment securities ...............................................................            1,705             1,225
      Maturities and calls of securities available-for-sale ....................................                -             3,000
      Proceeds from redemptions of other investments ...........................................              225                 -
      Purchases of other investments ...........................................................             (344)             (306)
      Net increase in loans made to customers ..................................................           (5,523)           (6,037)
      Purchases of premises and equipment ......................................................              (37)              (71)
      Proceeds from sales of premises and equipment ............................................               23                19
      Proceeds from sale of assets acquired in settlement of loans .............................              547             1,392
                                                                                                         --------          --------
                     Net cash used by investing activities .....................................           (3,404)           (1,737)
                                                                                                         --------          --------

Financing activities
      Net (decrease) increase in deposits ......................................................           (5,908)            1,006
      Net increase in short-term Federal Home Loan Bank advances ...............................            2,000                 -
      (Decrease) increase in long-term Federal Home Loan Bank advances .........................           (5,000)            5,000
      Proceeds from issuance of preferred stock and warrants ...................................            8,990                 -
      Cash dividends paid - common stock .......................................................              (72)                -
      Cash dividends paid - preferred stock ....................................................              (49)                -
                                                                                                         --------          --------
                     Net cash (used) provided by financing activities ..........................              (39)            6,006
                                                                                                         --------          --------
(Decrease) increase in cash and cash equivalents ...............................................           (2,336)            5,504
Cash and cash equivalents, beginning of period .................................................           11,211             9,005
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $  8,875          $ 14,509
                                                                                                         ========          ========


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows (continued)

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                           2009               2008
                                                                                                           ----               ----
                                                                                                            (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest .............................................................................           $ 2,565            $ 3,458
         Income taxes .........................................................................                 -                737
     Noncash investing and financing activities:
         Other comprehensive income or (loss) .................................................              (470)               146
         Transfers of loans to assets acquired in settlement of loans .........................             1,209                  -
         Cash dividends declared and unpaid on common stock ...................................                72                 68
         Accretion and amortization of preferred stock discount and premium ...................                20                  -

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

NOTE 2 - BASIS OF PRESENTATION

A summary of significant accounting policies and the audited financial statements for 2008 are included in GrandSouth Bancorporation's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

The accompanying interim financial statements in this report are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present a fair statement of the results for the interim period have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in the 2008 Annual Report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on previously reported shareholders' equity or net income.

NOTE 3 - NON-PERFORMING LOANS

As of March 31, 2009, there were $6,253 in nonaccrual loans, $342 in loans 90 or more days past due and still accruing interest and no restructured loans.

NOTE 4 - SHAREHOLDERS' EQUITY

On January 9, 2009, the Company issued 9,000 shares of its Series T cumulative perpetual preferred stock to the U. S. Treasury for proceeds of approximately $9,000. During the first five years after issuance, dividends are payable quarterly at a 5% annual rate. After that time, the annual dividend rate increases to 9%. In addition, the Company simultaneously issued warrants to the Treasury for 450 shares of the Company's Series W perpetual cumulative preferred stock for no additional proceeds. The Treasury immediately exercised the warrants, resulting in the issuance of the Series W preferred shares. Dividends on this series are payable quarterly at an annual rate of 9%. In both cases, the annual rate is applied to the liquidation preference amount of $1,000 per share to calculate the dividend amount.

The Company recorded the issuance of the preferred shares and the warrants based on the proportion that the fair value of the Series T preferred and the intrinsic value of the Series W warrants bore to the total proceeds received. No adjustments of the recorded amounts were made upon issuance of the Series W cumulative preferred stock. The Company is amortizing or accreting the difference between the recorded amounts and the liquidation preference amounts over the five year estimated life of the shares using the straight-line method which is not materially different from the yield method.

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF's consensus concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12, "Omnibus Opinion - 1967," (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. Additionally, the EITF concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee's obligation and ability to repay the employer. The consensus in this issue was effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years with earlier application permitted. The consensus further directed entities to recognize the impacts of applying the consensus in this Issue through either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.

The Company did not adopt the accounting principle with respect to its split-dollar life insurance arrangements within the prescribed time period. During the first quarter of 2009, the Company reported the effects thereof as a correction of an accounting error as presented in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income as a cumulative-effect adjustment. The balance of the Company's retained earnings account as of January 1, 2008 was reduced by $183 and a corresponding increase was recognized in the amount of other liabilities. The effect of the correction on previously reported retained earnings and net income for 2008 and the first quarter of 2009 are not material.

NOTE 5 - NET INCOME PER COMMON SHARE

Net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted net income per common share is computed by dividing net income available to common shareholders by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method. Net income available to common shareholders excludes the amounts of dividends due to holders of the Company's outstanding cumulative preferred stock regardless of whether such dividends are declared. Also excluded are the effects of accreting or amortizing differences in the carrying values of preferred stock to their liquidation values.

Following is a reconciliation of basic net income per common share to diluted net income per common share for the three months ended March 31, 2009 and 2008.

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                       2009                  2008
                                                                                                       ----                  ----
                                                                                                        (Dollars in thousands,
                                                                                                       except per share amounts)
Net income per common share, basic
  Numerator - net income available to common shareholders ............................             $      242             $      612
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              3,573,695              3,381,488
                                                                                                   ==========             ==========
               Net income per common share, basic ....................................             $      .07             $      .18
                                                                                                   ==========             ==========

Net income per common share, assuming dilution
  Numerator - net income available to common shareholders ............................             $      242             $      612
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              3,573,695              3,381,488
    Effect of dilutive stock options .................................................                 22,043                186,440
                                                                                                   ----------             ----------
               Total shares ..........................................................              3,595,738              3,567,928
                                                                                                   ==========             ==========
               Net income per common share, assuming dilution ........................             $      .07             $      .17
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

The three level hierarchy is described briefly as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity or that are significant to the fair value of the assets or liabilities. Such values may be determined by the use of pricing models, certain discounted cash flow methodologies, or similar techniques, or by the use and incorporation of significant management judgment or estimation.

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delayed for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company only partially applied SFAS No. 157 in periods prior to January 1, 2009. The major categories of assets or liabilities disclosed at fair value in the financial statements for which the Company previously did not apply the provisions of SFAS No. 157 under the provisions of FSP 157-2 were goodwill and assets acquired in settlement of loans.

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                     Fair Value Measurement at Reporting Date Using
                                                     ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                     March 31, 2009       (Level 1)         (Level 2)          (Level 3)
-----------                     --------------       ---------         ---------          ---------
                                                        (Dollars in thousands)
Securities available-for-sale                        $      -           $ 45,211           $      -

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

The following is a summary of the measurement attributes applicable to assets and liabilities that were measured at fair value on a non-recurring basis during, and which remained outstanding as of the end of, the interim period ended March 31, 2009:

                                                     Fair Value Measurement at Reporting Date Using
                                                     ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                     March 31, 2009       (Level 1)         (Level 2)          (Level 3)
-----------                     --------------       ---------         ---------          ---------
                                                        (Dollars in thousands)
Collateral-dependent impaired loans                  $     -            $ 4,691            $     -
Assets acquired in settlement of loans               $     -            $   670            $     -

Collateral-dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan."

The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engaged by the Company. If management obtains a new independently prepared appraisal near the time that a collateral-dependent loan becomes impaired, the appraisal indicates that the collateral value is less than the loan's recorded amount, and the recorded amount of the loan is adjusted downward to an amount not significantly different than the appraised value, the fair value measurement is considered to be a Level 2 measurement. If the appraised value of the property exceeds the loan's recorded amount, the recorded amount is not adjusted upward and the measurement of the loan is not considered to be a fair value measurement.

In some cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. In such cases, the measurement is considered to be a Level 3 measurement.

When the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference. The valuation allowance for impaired loans is a component of the allowance for loan losses. As new information about the loan is received, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance related to the Company's collateral dependent impaired loans was $798 as of March 31, 2009.

Assets acquired in settlement of loans consist primarily of real estate and personal property that is held for sale. The Company generally obtains updated independent appraisals of real estate collateral at the time that foreclosure proceedings are initiated (Level 2). Fair values of personal property may be determined by acquiring dealers' quotes (Level 2) or, because the dollar amounts involved are relatively small, management may estimate the probable selling price (Level 3). In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," such properties are recorded initially at the lower of the previous carrying amount of the loan or the property's fair value less estimated selling costs. Subsequently, as new information about the property is received or as conditions change, the fair values of such properties are remeasured and, if the value of a particular has deteriorated further, a valuation allowance may be established to record appropriate downward adjustments. Subsequent increases in that property's value may be recorded only to the extent of any previously recorded valuation adjustments.

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

NOTE 7 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 3.08% as of March 31, 2009. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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

NOTE 8 -NEW ACCOUNTING PRONOUNCEMENTS


On April 9, 2009, The Financial Accounting Standards Board ("FASB") issued three staff positions related to fair value which are discussed below. The primary effect of adoption of these staff positions will be to increase the disclosures required to be made during interim periods.

FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," amends FASB Statement No 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company will adopt this FSP as of its mandatory adoption date.

FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. Early adoption for periods ending after March 15, 2009 is permitted in limited circumstances. The Company will adopt this FSP as of its mandatory adoption date.

FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," amends the other-than-temporary guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires that entities disclose information for interim and annual periods to enable users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and information that enables users to understand the reasons that an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. This FSP is effective for interim and annual periods ending after June 15, 2009 with early adoption for periods ending after March 15, 2009 permitted in limited circumstances. The Company will adopt this FSP as of its mandatory adoption date.

Also on April 1, 2009, the FASB FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141(R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined that the asset/liability existed/was incurred or if no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141(R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however, debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "Permanent" impairment and unless evidence exists to a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

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

These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o lack of sustained growth and disruptions in the economies of the Company's market areas;
     o    government monetary and fiscal policies;

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


Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2008 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the audited consolidated financial statements included in the Company's 2008 Form 10-K.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the "Provision and Allowance for Loan Losses" section in this report and the "Provision for Loan Losses" and "Allowance for Loan Losses" sections in the Company's 2008 Form 10-K for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

CHANGES IN FINANCIAL CONDITION

During the first three months of 2009, loans increased by $3,374, or 1.1%, and securities available-for-sale decreased by $2,167, or 4.6%. Deposits decreased by $5,908, or 1.9% and net borrowings from the Federal Home Loan Bank ("FHLB") decreased by $3,000. The Company issued two series of fixed rate cumulative perpetual preferred stock under the U. S. Treasury's Capital Purchase Program during the 2009 period for aggregate proceeds of approximately $9,000.

The economy of the Company's market area deteriorated significantly over the past year. Unemployment for the Greenville, SC Metropolitan Statistical Area was 9.8% as of March 31, 2009, compared with 4.6% as of March 31, 2008. Coupled with the ongoing deterioration of home prices and significantly reduced values of many other asset classes, this trend has led many consumers to withdraw from the marketplace. Consequently, demand for loans has decreased and the repayment performance of loans previously granted is distressed at levels not seen in recent times. These trends are evident in the increase in nonaccrual and past due loans, higher holdings of assets acquired in settlement of loans, higher provisions for loan losses and lower net income.

RESULTS OF OPERATIONS

Earnings Performance

Net income for the first three months of 2009 was $371, a decrease of $241, or 39.4%, from the comparable 2008 period. Net interest income for the 2009 period was impacted by compression of both net interest spread and net yield on earning assets. The yield on earning assets decreased by 186 basis points and rates paid for interest bearing liabilities decreased by 136 basis points. The average volume of earning assets for the first quarter of 2009 was 9.1% more than for the same prior year quarter, and average interest bearing liabilities were 6.9% higher than the prior year quarter.

Earnings per common share for the first quarter of 2009 were $0.07 compared with $0.18 for the first quarter of 2008. Earnings per common share, assuming dilution for the 2009 and 2008 periods were $0.07 and $0.17, respectively.

                                                                                  Summary Income Statement
                                                                                  ------------------------
For the Three Months Ended March 31,                          2009                2008           Dollar Change   Percentage Change
                                                              ----                ----           -------------   -----------------
Interest income ....................................        $ 5,473             $ 6,591             $(1,118)            -17.0%
Interest expense ...................................          2,464               3,355                (891)            -26.6%
                                                            -------             -------              ------
Net interest income ................................          3,009               3,236                (227)             -7.0%
Provision for loan losses ..........................            600                 255                 345             135.3%
Noninterest income .................................            224                 186                  38              20.4%
Noninterest expenses ...............................          2,046               2,215                (169)             -7.6%
Income tax expense .................................            216                 340                (124)            -36.5%
                                                            -------             -------              ------
Net income .........................................        $   371             $   612             $  (241)            -39.4%
                                                            =======             =======              ======

Net Interest Income


Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $3,009 and $3,236 for the three months ended March 31, 2009 and 2008, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. In addition, loans that become nonaccrual loans negatively affect interest income and net interest income in two ways. First, when a loan becomes nonaccrual, any previously accrued but uncollected income is reversed against current period income. Second, future accruals of income are discontinued until such time as the loan has again performed in accordance with its contractual provisions for a considerable period of time and collection of the remaining loan amount is reasonably assured.

                                                                Average Balances, Income and Expenses, and Yields and Rates
                                                                           For the Three Months Ended March 31,
                                                                           ------------------------------------
                                                                        2009                                  2008
                                                                        ----                                  ----
                                                                     Interest  Annualized                   Interest      Annualized
                                                       Average        Income/    Yields/     Average         Income/       Yields/
                                                     Balances (1)     Expense     Rates     Balances (1)     Expense        Rates
                                                     ------------     -------     -----     ------------     -------        -----
Federal funds sold and due from Federal
       Home Loan Bank ...........................     $  5,398       $     47     3.53%      $  5,741       $     48         3.36%
Investment securities (2) .......................       50,506            586     4.71%        59,406            772         5.23%
Loans (2) (3) (4) ...............................      306,130          4,840     6.41%       266,581          5,771         8.71%
                                                      --------       --------                --------       --------
            Total interest earning assets .......      362,034          5,473     6.13%       331,728          6,591         7.99%


Interest bearing deposits .......................     $290,275       $  2,168     3.03%      $287,816       $  3,138         4.39%
Federal Home Loan Bank advances .................       27,728            227     3.32%         9,176             80         3.51%
Junior subordinated debt ........................        8,247             69     3.39%         8,247            137         6.68%
                                                      --------       --------                --------       --------
            Total interest bearing
              liabilities .......................      326,250          2,464     3.06%       305,239          3,355         4.42%
Net interest spread (5) .........................                                 3.07%                                      3.57%
Net interest income and net yield
       on earning assets (6) ....................                    $  3,009     3.37%                     $  3,236         3.92%

-------------------------------------------
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest-earning assets yield less total interest-bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

As shown in the table, average interest earning assets for the first quarter of 2009 increased by $30,306 over the same period in 2008, while average interest bearing liabilities increased by $21,011.

For the first quarter of 2009, the average yield on earning assets was 6.13% compared with 7.99% for the first quarter of 2008. The primary factor in this decrease was a 230 basis point decrease in the yield on loans. A significant percentage of the Company's loans are variable rate loans. Over the past year, the Federal Reserve Board aggressively lowered interest rates in an effort to prevent the effects of problems that originated in subprime lending markets from spreading to other credit markets. Those actions by the Federal Reserve Board normally are followed by actions by money center banks to reduce their prime lending rates. As of March 31, 2009, the prime rate was 3.25% compared with 5.25% as of March 31, 2008. Requirements contained in many of the Company's variable rate loan agreements obligate it to reset interest rates on the same schedule as the money center banks. However, the Company's loan agreements in many cases contain provisions that establish a loan's applicable rate at a fixed amount above the nominal prime rate. Some agreements, especially those originated more recently, may provide for the maintenance of minimum rates (floors) above prime.

Interest income derived from investment securities decreased by $186. The yield on these assets decreased by 52 basis points and the average amounts held decreased by $8,900, or 15.0%.

The average cost of interest bearing liabilities was 3.06% for the 2009 period, compared with 4.42% for the 2008 quarter. The rate paid in the first quarter of 2009 for the Company's junior subordinated debentures was 329 basis points lower than the rate paid for the same period of 2008.

The following table reflects changes in the Company's net interest income. In general, the positive effect of increased volumes of earning assets was more than offset by lower yields and by increased volumes of interest bearing deposits.

                   Analysis of Changes in Net Interest Income

                                                    Three Months Ended
                                                      March 31, 2009
                                                      --------------
                                             Volume (3)    Rate (3)      Total
                                             ----------    --------      -----

Federal funds sold ......................     $    (3)     $     2      $    (1)
Investment securities (1) ...............        (112)         (74)        (186)
Loans (1) (2) ...........................         744       (1,675)        (931)
                                              -------      -------      -------
          Total interest income .........         629       (1,747)      (1,118)
                                              -------      -------      -------

Interest bearing deposits ...............          13         (983)        (970)
Federal Home Loan Bank advances .........         151           (4)         147
Junior subordinated debt ................           -          (68)         (68)
                                              -------      -------      -------
          Total interest expense ........         164       (1,055)        (891)
                                              -------      -------      -------
               Net interest income ......     $   465      $  (692)     $  (227)
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

Noninterest Income

Noninterest income was $224 and $186 for the three months ended March 31, 2009 and 2008, respectively. Service charges on deposit accounts increased by $14 due to higher levels of assessable activity and mortgage loan origination fees increased by $10. During the 2009 three month period, the Company recorded a gain on the sale of assets acquired in settlement of loans of $9.

Noninterest Expenses

Noninterest expenses for the three months ended March 31, 2009 and 2008 were $2,046 and $2,215, respectively. Salaries and employee benefits decreased by $59 primarily due to the elimination of incentives and automobile allowances which resulted in savings of $80 and a $38 reduction in bonuses. Those savings were partially offset by a $27 increase in employee insurance benefits expenses, salary increases of $16 and an increase of $16 for other employee benefits. Data processing expenses decreased by $27 due to the achievement of pricing breakpoints associated with higher transaction volumes. Insurance expense increased by $44 due to a $51 increase in FDIC insurance premiums. These expenses are expected to increase throughout the remainder of the year when higher assessment rates are expected to be imposed by FDIC. Professional services expenses decreased by $25 primarily due to a $70 decrease in fees paid for other outsourced accounting services which were partially offset by increases in fees paid for other consulting and legal services. Other expenses decreased by $65 primarily due to a $10 decrease in marketing expenses and the non-recurrence of a $53 loss on the sale of assets acquired in settlement of loans recognized in the 2008 period.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.24% of loans as of March 31, 2009 compared with 1.36% as of December 31, 2008. The provision for loan losses was $600 and $255 for the three month periods ended March 31, 2009 and 2008, respectively. The amount of the provision for the 2009 period increased primarily as the result of net charge-offs of $940 during the period and continuing high levels of non-performing loans. Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in allowance for loan and lease losses during the periods shown:

                                                                    Three Months Ended     Year Ended       Three Months Ended
                                                                      March 31, 2009     December 31, 2008    March 31, 2008
                                                                      --------------     -----------------    --------------
Allowance at beginning of period .................................       $ 4,110              $ 2,943              $ 2,943
Provision for loan losses ........................................           600                2,880                  255
Charge-offs ......................................................        (1,066)              (2,382)                (241)
Recoveries .......................................................           126                  669                  114
                                                                         -------              -------              -------
Allowance at end of period .......................................       $ 3,770              $ 4,110              $ 3,071
                                                                         =======              =======              =======
Allowance as a percentage of loans outstanding
  at period end ..................................................          1.24%                1.36%                1.14%
Annualized net charge-offs as a percentage
  of average loans ...............................................          1.23%                0.61%                0.19%

Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                               March 31, 2009                 December 31, 2008
                                                                               --------------                 -----------------
Commercial, financial and agricultural ...........................        $ 45,327           15%           $ 42,734          14%
Real estate - construction, land development and
  other land .....................................................          70,575           23%             75,537          25%
Real estate - mortgage ...........................................         183,864           60%            178,387          59%
Installment loans ................................................           5,241            2%              4,975           2%
                                                                          --------          ---            --------         ---
Total loans ......................................................        $305,007          100%           $301,633         100%
                                                                          ========          ===            ========         ===

Non-Performing Loans

Following is a summary of non-performing loans as of March 31, 2009 and December 31, 2008:

                                                                                  March 31, 2009      December 31, 2008
                                                                                  --------------      -----------------
Non-performing loans
  Nonaccrual loans .............................................................    $6,253                  $6,497
  Loans past due 90 days or more and still accruing ............................       342                     714
                                                                                    ------                  ------
                Total ..........................................................    $6,595                  $7,211
                                                                                    ======                  ======
Non-performing loans as a percentage of:
  Loans outstanding ............................................................      2.16%                   2.39%
  Allowance for loan losses ....................................................    174.93%                 175.45%

There were no restructured loans during either period. Impaired loans as of March 31, 2009 totaled $7,992 compared with $9,779 as of December 31, 2008. Of the $7,992 outstanding at March 31, 2009, $4,990 required a valuation allowance of $798 compared with $5,887 requiring a valuation allowance of $1,655 as of December 31, 2008. Slightly lower levels of non-accrual loans as of March 31, 2009 resulted from charge-off of approximately $512 of such loans during the period and the transfer of $1,209 of such loans to assets acquired in settlement of loans during the 2009 period. As of March 31, 2009, 94% of nonaccrual loans were secured by real estate and 6% were secured by other collateral.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about the borrower's ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans, totaled $4,108 as of March 31, 2009 compared with $3,300 as of December 31, 2008.


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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against the security of its 1-4 family residential mortgage loans and qualifying commercial loans. At March 31, 2009, the Bank had the ability to borrow up to $82,680 from the FHLB and $26,000 of such borrowings were outstanding. The FHLB requires that securities, qualifying loans and stock of the FHLB owned by the Bank be pledged to secure any advances from the FHLB.

The Bank also has $4,400 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 100.0% as of March 31, 2009 and 97.0% as of December 31, 2008.

CAPITAL RESOURCES

The capital base for the Company increased by $8,799 during the first three months of 2009. This net change is due to increases in equity resulting from $8,990 in proceeds from issuing preferred stock, net income of $371, share-based compensation of $29, and offsetting decreases from unrealized net losses on investment securities, net of related tax effects, of $470, and $49 and $72 cash dividends declared on preferred stock and common stock, respectively, during the first three months of 2009. The preferred stock is included in Tier 1 capital for purposes of computing the Company's regulatory capital ratios.

As of March 31, 2009, unrealized losses on investment securities are not considered to be other than temporary because the Company has the ability and intent to hold the securities until such time as the value recovers or the securities mature.

The Company's average equity-to-assets ratio was 8.36% at March 31, 2009, compared with 6.54% at December 31, 2008.

The Federal Reserve and the Federal Deposit Insurance Corporation ("FDIC") have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of March 31, 2009, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain the capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at March 31, 2009 are presented in the following table, compared with the "well capitalized" (applies only to the Bank) and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:

                                                           Total
                                              Tier 1      Capital    Leverage
                                              ------      -------    --------
Company ...................................    10.0%       14.1%        8.3%
Bank ......................................     9.7%       10.9%        8.1%
Minimum "well-capitalized" requirement ....     6.0%       10.0%        5.0%
Minimum requirement .......................     4.0%        8.0%        4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At March 31, 2009, the Bank had issued commitments to extend credit of $69,999 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,200 at March 31, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $281 at March 31, 2009. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2008 Annual Report on Form 10-K.

Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Such payments may be reduced if losses on the loans exceed certain levels. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. No payments were made under the agreement during the first quarter of 2009 due to the level of losses on the loans.


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

As of March 31, 2009 there was no significant change from the interest rate sensitivity analysis as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2008 Annual Report on Form 10-K.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On January 4, 2009, the Company held a special meeting of shareholders for the purpose of voting on an amendment to the Company's Articles of Incorporation to authorize the issuance of 20 million shares of preferred stock with such preferences, limitations and relative rights, within legal limits, of the class, or one or more series within the class, as are set by the Board of Directors. The requisite number of shares voted in favor of the amendment. The results of the voting were as follows:

Number of shares voted FOR            Number of shares voted AGAINST           Abstentions      Broker Non-Votes
--------------------------            ------------------------------           -----------      ----------------
           2,483,073                                13,777                         399                  0


Item 6. - Exhibits

         3.1      Articles of Incorporation, as amended

         4.1 Terms of Series T Preferred Stock and Series W Preferred Stock (see Exhibit 3.1, Articles of Incorporation, as amended)

         4.2(a)   Form of Certificate for Series T Preferred Stock (1)

         4.2(b)   Form of Certificate for Series W Preferred Stock (1)

         4.3      Warrant for Purchase of Shares of Series W Preferred Stock (1)

         10.1 Letter Agreement, dated January 9, 2009, between GrandSouth Bancorporation and the United States Department of the Treasury with respect to the issuance and sale of Series T Preferred Stock and the Warrant (1)

         31.1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

         31.2 Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

         32       Certifications pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to exhibits to the Company's Form 8-K filed January 12, 2009.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date:May 15, 2009
     -------------------------------------------               ---------------

     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: May 15, 2009
     -------------------------------------------                ------------

     J. B. Garrett
     Chief Financial Officer

EXHIBIT INDEX

   3.1      Articles of Incorporation, as amended

   4.1 Terms of Series T Preferred Stock and Series W Preferred Stock (see Exhibit 3.1, Articles of Incorporation, as amended)

   4.2(a)   Form of Certificate for Series T Preferred Stock (1)

   4.2(b)   Form of Certificate for Series W Preferred Stock (1)

   4.3      Warrant for Purchase of Shares of Series W Preferred Stock (1)

   10.1 Letter Agreement, dated January 9, 2009, between GrandSouth Bancorporation and the United States Department of the Treasury with respect to the issuance and sale of Series T Preferred Stock and the Warrant (1)

   31.1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

   31.2 Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

   32       Certifications pursuant to 18 U.S.C. Section 1350


(1) Incorporated by reference to exhibits to the Company's Form 8-K filed January 12, 2009.