Form 10-Q
period 2009-06-30
GRANDSOUTH BANCORPORATION
filed 2009-08-14
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,573,695 Shares Outstanding on August 10, 2009

                                                GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets ....................................     3
          Consolidated Statements of Income ..............................     4
          Consolidated Statements of Changes in Shareholders' Equity
                   and Comprehensive Income ..............................     5
          Consolidated Statements of Cash Flows ..........................     6
          Notes to Unaudited Consolidated Financial Statements ...........     7

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................    19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .....    28

Item 4T.  Controls and Procedures .........................................   28


PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders .............   29

Item 6.   Exhibits ........................................................   29

SIGNATURES ...............................................................    30

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2009              2008
                                                                                                          -----             ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ..................................................................         $   6,171          $   2,329
     Interest bearing transaction accounts with other banks ...................................             3,676              8,453
     Federal funds sold .......................................................................                 -                429
                                                                                                        ---------          ---------
         Cash and cash equivalents ............................................................             9,847             11,211
     Certificates of deposit with other banks .................................................             2,000              2,000
     Securities available for sale ............................................................            38,162             47,378
     Other investments, at cost ...............................................................             1,999              1,926
     Loans, net of allowance for loan losses of $4,587 for 2009 and
         $4,110 for 2008 ......................................................................           303,341            297,523
     Premises and equipment, net ..............................................................             4,648              4,744
     Bank owned life insurance ................................................................             5,045              4,944
     Assets acquired in settlement of loans ...................................................             1,472                674
     Interest receivable ......................................................................             2,114              2,077
     Deferred income taxes ....................................................................               862              1,033
     Goodwill .................................................................................               737                737
     Other assets .............................................................................               858                770
                                                                                                        ---------          ---------
            Total assets ......................................................................         $ 371,085          $ 375,017
                                                                                                        =========          =========
Liabilities
     Deposits
         Noninterest bearing ..................................................................         $  14,407          $  15,331
         Interest bearing .....................................................................           282,422            295,554
                                                                                                        ---------          ---------
            Total deposits ....................................................................           296,829            310,885
     Short-term Federal Home Loan Bank advances ...............................................             5,500                  -
     Long-term Federal Home Loan Bank advances ................................................            24,000             29,000
     Junior subordinated debentures ...........................................................             8,247              8,247
     Interest payable .........................................................................               462                639
     Other liabilities ........................................................................             3,280              2,073
                                                                                                        ---------          ---------
            Total liabilities .................................................................           338,318            350,844
                                                                                                        ---------          ---------
Shareholders' equity
     Preferred  stock - Series  T - $1,000  per  share  liquidation  preference;
         issued and oustanding - 9,000 at June 30, 2009 and
         none at December 31, 2008 ............................................................             7,607                  -
     Preferred stock, Series W - $1,000 per share liquidation preference; issued and outstanding - 450 at June 30, 2009 and
         none at December 31, 2008 ............................................................             1,426                  -
     Common stock - no par value; 20,000,000 shares authorized;
         issued and outstanding - 3,573,695 at June 30, 2009 and
         3,573,695 at December 31, 2008 .......................................................            19,997             19,940
     Retained earnings ........................................................................             4,165              3,970
     Accumulated other comprehensive income (loss) ............................................              (428)               263
                                                                                                        ---------          ---------
            Total shareholders' equity ........................................................            32,767             24,173
                                                                                                        ---------          ---------

            Total liabilities and shareholders' equity ........................................         $ 371,085          $ 375,017
                                                                                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                      (Unaudited)
                                                                                                  Period Ended June 30,
                                                                                                  ---------------------
                                                                                        Three Months                 Six Months
                                                                                        ------------                 ----------
                                                                                     2009          2008          2009         2008
                                                                                     ----          ----          ----         ----
                                                                                      (Dollars in thousands, except per share)

Interest income
     Loans, including fees .................................................       $ 4,990       $ 5,437       $ 9,830       $11,208
     Investment securities
       Taxable .............................................................           410           574           859         1,191
       Nontaxable ..........................................................           144           143           281           284
     Dividends .............................................................             -            23             -            37
     Other .................................................................            22            79            69           127
                                                                                   -------       -------       -------       -------
         Total interest income .............................................         5,566         6,256        11,039        12,847
                                                                                   -------       -------       -------       -------
Interest expense
     Deposits ..............................................................         1,927         2,726         4,095         5,864
     Federal Home Loan Bank advances .......................................           226           187           453           267
     Junior subordinated debt ..............................................            63            93           132           230
                                                                                   -------       -------       -------       -------
         Total interest expense ............................................         2,216         3,006         4,680         6,361
                                                                                   -------       -------       -------       -------
Net interest income ........................................................         3,350         3,250         6,359         6,486
Provision for loan losses ..................................................         1,250           460         1,850           715
                                                                                   -------       -------       -------       -------
Net interest income after provision for loan losses ........................         2,100         2,790         4,509         5,771
                                                                                   -------       -------       -------       -------
Noninterest income
     Service charges on deposit accounts ...................................           153           125           277           235
     Gain on sale of securities available for sale .........................             -            16             -            16
     Other income ..........................................................            79            67           179           143
                                                                                   -------       -------       -------       -------
         Total noninterest income ..........................................           232           208           456           394
                                                                                   -------       -------       -------       -------
Noninterest expense
     Salaries and employee benefits ........................................         1,272         1,296         2,569         2,652
     Occupancy and equipment ...............................................           151           197           315           407
     Data processing .......................................................           105           127           222           271
     Insurance expense .....................................................           303           134           413           200
     Postage and supplies ..................................................            18            43            89           116
     Professional services .................................................           102           114           220           257
     Real estate and loan ..................................................            34            31            81           133
     Other .................................................................           136            80           258           201
                                                                                   -------       -------       -------       -------
         Total noninterest expenses ........................................         2,121         2,022         4,167         4,237
                                                                                   -------       -------       -------       -------
Income before income taxes .................................................           211           976           798         1,928
Income tax expense .........................................................            29           349           245           689
                                                                                   -------       -------       -------       -------
Net income .................................................................           182           627           553         1,239
                                                                                   -------       -------       -------       -------
Deductions for amounts not available to common shareholders:
     Net amortization (accretion) of preferred stock
         to liquidation preference value ...................................            23             -            43             -
     Dividends declared or accumulated
         on preferred stock ................................................           124             -           233             -
                                                                                   -------       -------       -------       -------
Net income available to common shareholders ................................       $    35       $   627       $   277       $ 1,239
                                                                                   =======       =======       =======       =======
Per share of common stock
     Net income available to common shareholders ...........................       $  0.01       $  0.19       $  0.08       $  0.37
     Net income available to common shareholders,
         assuming dilution .................................................          0.01          0.18          0.08          0.35
     Cash dividends declared ...............................................          0.02          0.02          0.04          0.04

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                            (Unaudited)

                                                    Shares of                                             Accumulated
                                                     Common       Preferred      Common      Retained  Other Comprehensive
                                                     Stock          Stock        Stock       Earnings    Income (Loss)       Total
                                                     -----          -----        -----       --------    -------------       -----
                                                                      (Dollars in thousands, except per share)

Balance, January 1, 2008, previously reported ..    3,381,488    $        -    $   19,200    $    3,083    $      184    $   22,467
Correction of accounting error (Note 5) ........            -             -             -          (183)            -          (183)
                                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance January 1, 2008, as corrected ..........    3,381,488             -        19,200         2,900           184        22,284
Comprehensive income:
    Net income .................................            -             -             -         1,239             -         1,239
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $151 .....................            -             -             -             -          (295)         (295)
    Less:  Reclassification adjustment
      for gain on sale of securities
      available for sale, net of
      income taxes of $5 .......................            -                                                     (11)          (11)
                                                                                                                         ----------
        Other comprehensive income (loss) ......                                                                               (306)
                                                                                                                         ----------
          Total comprehensive income ...........            -             -             -             -             -           933
                                                                                                                         ----------
Share-based compensation .......................            -             -            53             -             -            53
Cash dividends declared, $.04 per share ........            -             -             -          (135)            -          (135)
                                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2008 .........................    3,381,488    $        -    $   19,253    $    4,004    $     (122)   $   23,135
                                                    =========    ==========    ==========    ==========    ==========    ==========



Balance, January 1, 2009 .......................    3,573,695    $        -    $   19,940    $    3,970    $      263    $   24,173
                                                                                                                         ----------
Comprehensive income:
    Net income .................................            -             -             -           553             -           553
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $356 .....................            -             -             -             -          (691)         (691)
                                                                                                                         ----------
        Other comprehensive income (loss) ......                                                                               (691)
                                                                                                                         ----------
          Total comprehensive income (loss) ....            -             -             -             -             -          (138)
                                                                                                                         ----------
Issuance of preferred stock ....................            -         8,990             -             -             -         8,990
Cash dividends declared on preferred stock .....            -             -             -          (172)            -          (172)
Net accretion (amortization) of preferred stock             -            43             -           (43)            -             -
Share-based compensation .......................            -             -            57             -             -            57
Cash dividends declared on common stock,
    $.04 per share .............................            -             -             -          (143)            -          (143)
                                                    ---------    ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2009 .........................    3,573,695    $    9,033    $   19,997    $    4,165    $     (428)   $   32,767
                                                    =========    ==========    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                           2009               2008
                                                                                                          -----                ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    553           $  1,239
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................             1,850                715
            Depreciation .....................................................................               145                166
            Net securities accretion .........................................................               (21)               (31)
            Gain on sale of securities available for sale ....................................                 -                (16)
            Gain on sale of premises and equipment ...........................................               (15)               (26)
            (Gain) loss on sale of assets acquired in settlement of loans ....................                (7)                53
            Increase in cash surrender value of bank owned life insurance ....................              (101)               (93)
            (Increase) decrease in other assets ..............................................              (125)               601
            Increase (decrease) in other liabilities .........................................             1,101               (186)
            Increase (decrease) in deferred tax assets .......................................               527                 (4)
            Share-based compensation .........................................................                57                 53
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             3,964              2,471
                                                                                                        --------           --------
Investing activities
     Purchases of securities available for sale ..............................................            (2,052)            (3,199)
     Principal paydowns of available for sale mortgage-backed
         investment securities ...............................................................             2,991              2,976
     Maturities and calls of securities available for sale ...................................             7,251              5,000
     Proceeds of sales of securities available for sale ......................................                 -              1,030
     Proceeds of redemptions of other investments ............................................               372                  -
     Purchases of other investments ..........................................................              (445)            (1,161)
     Net increase in loans made to customers .................................................            (9,132)           (25,601)
     Purchases of premises and equipment .....................................................               (57)              (182)
     Proceeds from sales of premises and equipment ...........................................                23                 41
     Proceeds from sale of assets acquired in settlement of loans ............................               673              1,392
                                                                                                        --------           --------
                Net cash used by investing activities ........................................              (376)           (19,704)
                                                                                                        --------           --------
Financing activities
     Net decrease in deposits ................................................................           (14,056)            (4,597)
     Increase (decrease) in short-term borrowings ............................................             5,500             (4,961)
     Decrease (increase) in long-term Federal Home Loan Bank advances ........................            (5,000)            29,000
     Proceeds from issuance of preferred stock and warrants ..................................             8,990                  -
     Cash dividends paid - common stock ......................................................              (214)               (67)
     Cash dividends paid - preferred stock ...................................................              (172)                 -
                                                                                                        --------           --------
                Net cash (used) provided by financing activities .............................            (4,952)            19,375
                                                                                                        --------           --------
(Decrease) increase in cash and cash equivalents .............................................            (1,364)             2,142
Cash and cash equivalents, beginning of period ...............................................            11,211              9,005
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $  9,847           $ 11,147
                                                                                                        ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows (continued)

                                                                                                              (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                          2009                 2008
                                                                                                          ----                 ----
                                                                                                            (Dollars in thousands)
Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for
         Interest ............................................................................           $ 4,857            $ 6,480
         Income taxes ........................................................................                 -              1,077
     Noncash investing and financing activities
         Other comprehensive income (loss) ...................................................              (691)              (306)
         Transfers of loans to assets acquired in settlement of loans ........................             1,464                 40
         Dividends declared but unpaid .......................................................                 -                 68


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

NOTE 3 - INVESTMENT SECURITIES

The following table presents information about amortized cost, unrealized gains, unrealized losses and estimated fair values of securities:

                                                   June 30, 2009
                                                   -------------
                                                  Gross       Gross
                                                Unrealized  Unrealized Estimated
                                     Amortized    Holding    Holding    Fair
                                        Cost       Gains     Losses     Value
                                        ----       -----     ------     -----
                                          (Dollars in thousands)
Available for sale
     Government-sponsored
         enterprises (GSEs) .......   $ 4,000    $    12    $     -    $ 4,012
     State, county and
         municipal ................    13,644          6      1,076     12,574
     Mortgage-backed
         securities
         issued by GSEs ...........    21,167        729        320     21,576
                                      -------    -------    -------    -------
           Total ..................   $38,811    $   747    $ 1,396    $38,162
                                      =======    =======    =======    =======

The amortized cost and estimated fair values of securities by contractual maturity are shown below:

                                                           June 30, 2009
                                                           -------------
                                                          Available for sale
                                                          ------------------
                                                        Amortized     Estimated
                                                           Cost       Fair Value
                                                           ----       ----------
                                                        (Dollars in thousands)

Due within one year ............................         $   669         $   678
Due after one through five years ...............           4,993           5,071
Due after five through ten years ...............           4,712           4,747
Due after ten years ............................          28,437          27,666
                                                         -------         -------
                                                         $38,811         $38,162
                                                         =======         =======

The estimated fair values and gross unrealized losses of all of the Company's investment securities whose estimated fair values were less than amortized cost as of June 30, 2009 which had not been determined to be other-than-temporarily impaired are presented below. The Company evaluates all securities available for sale for impairment as of each balance sheet date. The securities have been segregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position in the following table:

                                                                                 June 30, 2009
                                                                                 -------------
                                                            Continuously in Unrealized Loss Position for a Period of
                                                            --------------------------------------------------------
                                                 Less than 12 Months           12 Months or more                   Total
                                                 -------------------           -----------------                   -----
                                               Estimated      Unrealized     Estimated      Unrealized     Estimated      Unrealized
                                               Fair Value        Loss        Fair Value         Loss        Fair Value        Loss
                                               ----------        ----        ----------         ----        ----------        ----
Government-sponsored
  enterprises (GSEs) .....................       $     -        $     -        $     -        $     -        $     -        $     -
State, county and
  municipal securities ...................         7,530            334          4,735            742         12,265          1,076
Mortgage-backed securities
  issued by GSEs .........................         2,044              7            502            313          2,546            320
                                                 -------        -------        -------        -------        -------        -------
                  Total ..................       $ 9,574        $   341        $ 5,237        $ 1,055        $14,811        $ 1,396
                                                 =======        =======        =======        =======        =======        =======

As of June 30, 2009, 26 securities had been continuously in an unrealized loss position for less than 12 months and 10 securities had been continuously in an unrealized loss position for 12 months or more. The Company evaluates all available for sale securities and all held to maturity securities for impairment as of each balance sheet date. The Company does not consider these investments to be other-than-temporarily impaired because the unrealized losses resulted primarily from higher market interest rates (as market interest rates increase, the value of pre-existing bonds generally decreases), there have been no downgrades below "investment grade" of the credit ratings of the issuers, and there have been no delinquencies of scheduled principal or interest payments by any of the issuers. The contractual terms of securities issued by government-sponsored enterprises do not permit the issuer to settle the securities at a price less than the face amount of the securities. Although the Company classifies its investment securities as available-for-sale, management has not determined that any particular securities will be disposed of prior to maturity and believes that the Company has both the ability and the intent to hold those securities until a recovery of fair value, including until maturity. Substantially all of the issuers of state, county and municipal securities held were rated at least "investment grade" as of June 30, 2009.

The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") and, accordingly, is required to own restricted stock in that institution in amounts that may vary from time to time. Because of the restrictions imposed, the stock may not be sold to other parties, but is redeemable by the FHLB at the same price as that at which it was acquired by the Bank. The Company evaluates this security for impairment based on the probability of ultimate recoverability of the recorded amount of the investment. No impairment has been recognized based on this evaluation.

During the six months ended June 30, 2009, the Company had no sales of available-for-sale securities. There were no transfers of available-for-sale securities to other categories in the 2009 six month period.

NOTE 4 - NON-PERFORMING LOANS

As of June 30, 2009 and December 31, 2008, there were $10,935 and $6,497 in nonaccrual loans, respectively. There were $1,015 in loans 90 or more days past due and still accruing interest and no restructured loans as of June 30, 2009 compared with $714 in such loans as of December 31, 2008.

The company had 50 loans individually evaluated for impairment as of June 30, 2009 totaling $13,096. Of these 50 loans, 30 loans were identified to have estimated losses totaling $1,829.

NOTE 5 - SHAREHOLDERS' EQUITY

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

NOTE 6 - NET INCOME PER SHARE

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

Following is a reconciliation of basic net income per share to diluted net income per share for the three and six months periods ended June 30, 2009 and 2008.

                                                                                          Period Ended June 30,
                                                                                          ---------------------
                                                                             Three Months                        Six Months
                                                                             ------------                        ----------
                                                                        2009              2008              2009             2008
                                                                        ----              ----              ----             ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per common share, basic
  Numerator - net income available to
              common shareholders ............................        $      35        $      627        $     277        $    1,239
                                                                      =========        ==========        =========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding .................................        3,573,695         3,381,488        3,573,695         3,381,488
                                                                      =========        ==========        =========        ==========

      Net income per common share, basic .....................        $     .01        $      .19        $     .08        $      .37
                                                                      =========        ==========        =========        ==========

Net income per common share, assuming dilution
  Numerator - net income available to
              common shareholders ............................        $      35        $      627        $     277        $    1,239
                                                                      =========        ==========        =========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding .................................        3,573,695         3,381,488        3,573,695         3,381,488
    Effect of dilutive stock options .........................                -           184,971                -           186,949
                                                                      ---------        ----------        ---------        ----------
               Total shares ..................................        3,573,695         3,566,459        3,573,695         3,568,437
                                                                      =========        ==========        =========        ==========
      Net income per common share,
        assuming dilution ....................................        $     .01        $      .18        $     .08        $      .35
                                                                      =========        ==========        =========        ==========

NOTE 7 -FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. A three-level hierarchy is used for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. In developing estimates of the fair values of assets and liabilities, no consideration of large position discounts for financial instruments quoted in active markets is allowed. However, an entity is required to consider its own creditworthiness when valuing its liabilities. For disclosure purposes, fair values for assets and liabilities are shown in the level of the hierarchy that correlates with the lowest level input that is significant to the fair value measurement in its entirety.

The three levels of the fair value input hierarchy are described as follows:

Level 1 inputs reflect quoted prices in active markets for identical assets or liabilities.

Level 2 inputs reflect observable inputs that may consist of quoted market prices for similar assets or liabilities, quoted prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the assets or liabilities being valued.

Level 3 inputs reflect the use of pricing models and/or discounted cash flow methodologies using other than contractual interest rates or methodologies that incorporate a significant amount of management judgment, use of the entity's own data, or other forms of unobservable data.

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                     Fair Value Measurement at Reporting Date Using
                                                     ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                      June 30, 2009       (Level 1)         (Level 2)          (Level 3)
                                 -------------       ---------         ---------          ---------
                                                   (Dollars in thousands)
Securities  available  for  sale                    $       -           $  38,162         $       -

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

In February 2008, the Financial Accounting Standards Board Staff issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delayed for one year the effective date of the application of Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157") to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP 157-2, the Company only partially applied SFAS No. 157 in periods prior to March 31, 2009. The following is a summary of assets or liabilities carried on the Consolidated Balance Sheets by caption and level within the SFAS 157 fair value hierarchy as of the date shown for which a non-recurring change in fair value has been recorded during the reporting period.

                                               Fair Value Measurement at Reporting Date Using
                                               ----------------------------------------------
                                               Quoted Prices
                                                 in Active       Significant
                                                Markets for         Other          Significant       Total Fair Value Changes
                                                 Identical        Observable      Unobservable      Recorded as Gains (Losses)
                                                                                                    --------------------------
                                                  Assets            Inputs           Inputs             Three          Six
Description                  June 30, 2009      (Level 1)         (Level 2)        (Level 3)           Months        Months
                             -------------      ---------         ---------        ---------           ------        ------
                                                                  (Dollars in thousands)
Collateral dependent impaired loans             $     -           $     -          $   9,220          $ (1,451)     $ (1,088)
Assets acquired in settlement of loans                -                 -                  -                 -             -

The fair value measurements shown above were made to adjust cost-based measurements to fair value-based measurements due to changes in the circumstances of individual assets. With respect to collateral-dependent impaired loans, the measurements reflect management's belief that the Company will receive repayment solely from the liquidation or operation of the underlying collateral. As a practical expedient, SFAS No 114, "Accounting by Creditors for Impairment of a Loan" allows such loans to be valued by comparing the fair value of the collateral securing the loan with the loan's carrying value (FASB ASC 310-10-35-22). If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses. If the fair value of the collateral exceeds the loan's carrying amount, no adjustment is made and the loan continues to be carried at historical cost. Accordingly, any such loans are not included in the tables.

Collateral dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of any underlying real estate collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. Fair values of other assets taken as collateral may be established by independent valuation specialists or may be estimated by management based on the age, condition, location and other attributes of the specific property involved.

If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral as changes are observed for similarly situated assets, and adjustments are made to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,829 as of June 30, 2009.

Assets acquired in settlement of loans includes real estate acquired through loan foreclosure or by deed in lieu of foreclosure and repossession of personal property. The value of real estate acquired through loan foreclosure is accounted for under the provisions of SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the values of such properties are adjusted upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell. Similarly, the fair value of repossessions is measured by reference to dealers' quotes or other market information believed to reliably reflect the value of the specific property held. Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition. Losses recognized when loans are initially transferred to or otherwise included in any of the categories shown above are reported as loan losses. Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other income or other expenses, as applicable. No such fair value measurements were made during the three month or six month periods ended June 30, 2009.

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," as amended, requires disclosure of the estimated fair value of on-balance sheet and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. No active trading market exists for a significant portion of the Company's financial instruments. Fair value estimates for these instruments are based on management's judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are specifically excluded from the disclosure requirements include net deferred tax assets, interest receivable and payable, assets acquired in settlement of loans, bank owned life insurance, goodwill, other assets and liabilities, and premises and equipment. In addition, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

For cash and due from banks and federal funds sold, the carrying amount approximates fair value because these instruments generally mature in 90 days or less. The carrying amounts of interest receivable and interest payable approximate their fair values.

The fair value of certificates of deposit with other banks are estimated using discounted cash flow analyses, using interest rates currently offered for instruments with the same remaining maturity.

The fair value of debt securities issued by government-sponsored enterprises is estimated based on published closing quotations. The fair value of state, county and municipal securities is generally not available from published quotations; consequently, their fair values estimates are based on matrix pricing or quoted market prices of similar instruments adjusted for credit quality differences between the quoted instruments and the securities being valued. Fair value for mortgage-backed securities is estimated primarily using dealers' quotes.

The fair value of other investments approximates the carrying amount.

Fair values are estimated for loans using discounted cash flow analyses, using interest rates currently offered for loans with similar terms and credit quality. The Company does not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk.

The fair value of deposits with no stated maturity (noninterest bearing demand, interest bearing demand and money market accounts and savings) is estimated as the amount payable on demand, or carrying amount. The fair value of time deposits is estimated using a discounted cash flow calculation that applies rates currently offered to aggregate expected maturities.

The fair values of the Company's short-term borrowings, approximate their carrying amounts.

The fair values of variable rate long-term debt instruments are estimated at the carrying amount.

The estimated fair values of off-balance-sheet financial instruments such as loan commitments and standby letters of credit are generally based upon fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' creditworthiness. The vast majority of the banking subsidiary's loan commitments do not involve the charging of a fee, and fees associated with outstanding standby letters of credit are not material. For loan commitments and standby letters of credit, the committed interest rates are either variable or approximate current interest rates offered for similar commitments. Therefore, the estimated fair values of these off-balance-sheet financial instruments are nominal.


The following table presents information about the fair values of all financial instruments held by the Company as of June 30, 2009:

                                                          June 30, 2009
                                                          -------------
                                                      Carrying     Estimated
                                                       Amount      Fair Value
                                                     of Assets     of Assets
                                                    (Liabilities) (Liabilities)
                                                    ---------------------------
                                                      (Dollars in thousands)
Financial Assets:
   Cash and due from banks                                 $ 6,171       $ 6,171
   Interest bearing transaction accounts with other banks    3,676         3,676
   Certificates of deposit with other banks                  2,000         2,103
   Securities available for sale                            38,162        38,162
   Other investments                                         1,999         1,999
   Loans, net                                              303,341       301,570
   Interest receivable                                       2,114         2,114

Financial Liabilities:
   Deposits                                                296,829       298,125
   Short-term borrowings                                     5,500         5,500
   Federal Home Loan Bank advances                          24,000        24,835
   Junior subordinated debentures                            8,247         8,247
   Interest payable                                            462           462

The following is a summary of the notional or contractual amounts and estimated fair values of the Company's off-balance sheet financial instruments:

                                                          June 30, 2009
                                                          -------------
                                                    Notional        Estimated
                                                    Amount          Fair Value
                                                    ------          ----------
                                                      (Dollars in thousands)
Off-balance-sheet commitments
Loan commitments                                    $ 66,329         $       -
Standby letters of credit                              1,101                 -

NOTE 8 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 2.46% as of June 30, 2009. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through August 14, 2009, which is the date that the financial statements were issued, in accordance with the requirements of Statement of Financial Accounting Standards No. 165, "Subsequent Events."

Subsequent events may either provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statement (recognized subsequent events) or provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before the financial statements were issued (nonrecognized subsequent events). The effects of recognized subsequent events, if any, have been included in the financial statements. If the effects of nonrecognized subsequent events, if any, are of a nature that they must be disclosed to keep the financial statements from being misleading, the Company would disclose both the nature of the event and an estimate of its financial effect or would state that an estimate of the financial effect cannot be made. As of June 30, 2009, there were no nonrecognized subsequent events that would require disclosure.


NOTE 11 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles ("GAAP") for nongovernmental entities. The Codification does not change GAAP. Instead, it reorganizes the individual pronouncements that currently comprise GAAP into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

 FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. SFAS 168, (FASB ASC 105-10-05, 10, 15, 65,
70) is effective for interim and annual periods ending after September 15, 2009 and is not expected to have an impact on the Company's financial position but will change the referencing system for accounting standards. The following pronouncements provide citations to the applicable Codification by Topic, Subtopic and Section in addition to the original standard type and number.

Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160") (FASB ASC 810-10-65-1) was effective as of January 1, 2009 and is required to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption was prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly-owned nor are any transactions contemplated that would result in such a condition. Therefore, the adoption of

SFAS No. 160 in January 2009 had no effect on the Company's consolidated financial statements.

The FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" (not yet incorporated into FASB ASC) in June 2009 to address practices that developed since the original issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that Statement and due to concerns raised by users of financial statements that many of the financial assets and related obligations that have been derecognized should continue to be recognized in the financial statements of transferors. The Statement eliminates from accounting literature, as of the Statement's effective date, the concept of a "qualifying special-purpose entity," requires that a transferor recognize at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial interests accounted for as a sale and provides for enhanced disclosures to provide users of financial statements with more transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. Companies with interests in formerly qualifying special-purpose entities under previous accounting standards will be required to re-evaluate whether those entities should be consolidated in accordance with applicable consolidation guidance. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

The FASB issued SFAS No 167, "Amendments to FASB Interpretation No. 46(R)" (not yet incorporated into FASB ASC) in June 2009 to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46(R)") as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46R including those in which the accounting and disclosures made under that Interpretation fail to provide timely and useful information about an enterprise's involvement in a variable interest entity. The Statement requires an entity to reassess whether it is the primary beneficiary of a variable interest entity on an ongoing basis and eliminates the quantitative approach previously required in making that assessment. It is possible that application of this Statement may change an entity's assessment of which entities with which it is involved are variable interest entities. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

In April, 2009 FASB issued three Staff Positions related to fair value which are
discussed  below.   Additional  disclosures  have  been  incorporated  into  the financial statements as applicable.

FSP No. FAS 157-4 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FASB ASC 820-10-65) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this FSP as of June 30, 2009.

FSP No. FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" (FASB ASC 320-10-65) amends the other-than-temporary guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP requires that entities disclose information for interim and annual periods to enable users of its financial statements to understand the types of available-for-sale and held-to-maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and information that enables users to understand the reasons that an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The Company adopted this FSP as of June 30, 2009.

FSP No. FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FASB ASC 825-10-65) amends FASB Statement No 107 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted this FSP as of its mandatory adoption date.

In December 2008 the FASB issued FASB Staff Position ("FSP") SFAS 132(R)-1 (FASB ASC 715-20-65), "Employers' Disclosures about Postretirement Benefit Plan Assets," ("FSP SFAS 132(R)-1"). This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets;
(c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets. The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard ("SFAS") 132, to disclose net periodic benefit cost for each period for which a statement of income is presented. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2008 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

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


CHANGES IN FINANCIAL CONDITION

During the first six months of 2009, gross loans increased by $6,295, or 2.1%, securities available for sale decreased by $9,216, or 19.5%, deposits decreased by $14,056, or 4.5% and net borrowings from the Federal Home Loan Bank increased by $500. Federal funds sold decreased by $429, or 100.0%. The Company issued two series of fixed rate cumulative preferred stock under the U. S. Treasury's Capital Purchase Program during the 2009 period for aggregate proceeds of approximately $9,000.

The economy of the Company's market area has deteriorated significantly since the beginning of 2008. Unemployment for the Greenville, SC Metropolitan Statistical Area was 11.0% as of June 2009 compared with 7.9% as of December 2008, 5.6% as of June 2008 and 5.5% as of December 2007. Coupled with the continuing deterioration of home prices and significantly reduced values of many other asset classes, this trend has led many consumers to withdraw from the marketplace. Consequently, demand for loans has decreased and the repayment performance of loans granted previously is distressed. These trends are evident in the increase in nonaccrual and past due loans, increased holdings of assets acquired in settlement of loans, increased provisions for loan losses and lower net income.

RESULTS OF OPERATIONS

Earnings Performance

Three months ended June 30, 2009 and 2008

The Company's net income for the second quarter of 2009 was $182, compared with $627 for the second quarter of 2008.

                                                                         Summary Income Statement
                                                                         ------------------------
For the Three Months Ended June 30,                        2009                2008            Dollar Change      Percentage Change
                                                           ----                ----            -------------      -----------------
Interest income ...................................       $5,566              $6,256              $ (690)              -11.0%
Interest expense ..................................        2,216               3,006                (790)              -26.3%
                                                          ------              ------              ------                ----
Net interest income ...............................        3,350               3,250                 100                 3.1%
Provision for loan losses .........................        1,250                 460                 790               171.7%
Noninterest income ................................          232                 208                  24                11.5%
Noninterest expense ...............................        2,121               2,022                  99                 4.9%
Income tax expense ................................           29                 349                (320)              -91.7%
                                                          ------              ------              ------                ----
Net income ........................................       $  182              $  627              $ (445)              -71.0%
                                                          ======              ======              ======                ====

Net interest income for the second quarter of 2009 increased slightly from the amount recorded for the same period of 2008 primarily due to higher average amounts of loans. The provision for loan losses in the 2009 period was significantly higher than the amount for the second quarter of 2008 as a result of adjustments made to reflect the deteriorating conditions in the local real estate markets, including declining construction activity and higher amounts of past due, nonaccrual, and potential problem loans, which reflect the individual problems of a few borrowers. Noninterest expense increased by $99, or 4.9%, over the prior year amount primarily due to a $166 special assessment imposed by the Federal Deposit Insurance Corporation ("FDIC"). The special assessment was industry-wide in scope and was assessed based on the lesser of 5 basis points times total assets less Tier 1 capital or 10 basis points times the normal deposit assessment base as of June 30, 2009.

Six months ended June 30, 2009 and 2008

The Company's net income for the first six months of 2009 was $553, compared with $1,239 for the first six months of 2008.

                                                                             Summary Income Statement
                                                                             ------------------------
For the Six Months Ended June 30,                           2009               2008             Dollar Change      Percentage Change
                                                            ----               ----             -------------      -----------------
Interest income ....................................      $11,039             $12,847             $(1,808)             -14.1%
Interest expense ...................................        4,680               6,361              (1,681)             -26.4%
                                                          -------             -------             -------              -----
Net interest income ................................        6,359               6,486                (127)              -2.0%
Provision for loan losses ..........................        1,850                 715               1,135              158.7%
Noninterest income .................................          456                 394                  62               15.7%
Noninterest expense ................................        4,167               4,237                 (70)             -1.7%
Income tax expense .................................          245                 689                (444)             -64.4%
                                                          -------             -------             -------              -----
Net income .........................................      $   553             $ 1,239             $  (686)             -55.4%
                                                          =======             =======             =======              =====

Net interest income for the 2009 six-month period was $127 less than for the same period of 2008, as decreases in interest income caused primarily by lower rates earned on loans overcame the positive effects of lower costs of funding sources. The provision for loan losses for the 2009 period reflected deterioration of local real estate values and higher amounts of nonaccrual and potential problem loans and higher amounts of loans outstanding. Real estate is taken as collateral for most of the Company's loans. Noninterest income for the 2009 period increased by $62, or 15.7%, over the 2008 amount primarily due to increased amounts of service charges on deposit accounts of commercial customers. Noninterest expense for the 2009 period was $70 less than for the 2008 six months primarily due to lower bonuses and the elimination of other incentive programs. The results of management's efforts to control noninterest expense in the 2009 period would have been more pronounced had the FDIC not imposed the $166 special assessment discussed previously.

Net Interest Income

Net interest income, the difference between the interest earned on earning assets and the interest incurred for funds used to support those assets, is the principal source of the Company's earnings.

Three months ended June 30, 2009 and 2008

Net interest income, was $3,350 and $3,250 for the three months ended June 30, 2009 and 2008, respectively. Average interest earning assets for the second quarter of 2009 increased by $10,101, or 3%, over the same period in 2008. Average interest bearing liabilities increased by $2,754, or 1%, comparing the second quarter of 2009 with the same period in 2008. Average loans for the 2009 quarter increased by $29,038, or 10%, over the average amount for the second quarter of 2008. Average securities and other investments decreased by $11,495, or 20%, and average federal funds sold and due from Federal Home Loan Banks decreased by $7,442, or 57%, from the average for the 2008 quarter. Yields earned on all categories of earning assets and rates paid for all categories of interest bearing liabilities were lower in the 2009 quarter compared with the 2008 quarter. These lower rates are directly related to the monetary policies of the Federal Reserve Bank.

                                                    Average Balances, Income and Expenses, and Yields and Rates
                                                               For the Three Months Ended June 30,
                                                               -----------------------------------
                                                             2009                                  2008
                                                             ----                                  ----
                                                           Interest  Annualized                  Interest  Annualized
                                                Average    Income/     Yields/        Average    Income/    Yields/
                                              Balances (1) Expense      Rates       Balances (1) Expense     Rates
                                              ------------ -------      -----       ------------ -------     -----
Federal funds sold and due from Federal
     Home Loan Banks ......................  $   5,723    $    22       1.54%      $  13,165    $    79      2.41%
Securities and other investments (2) ......     46,045        554       4.83%         57,540        740      5.17%
Loans (2) (3) (4) .........................    306,127      4,990       6.54%        277,089      5,437      7.89%
                                             ---------    -------                  ---------    -------
         Total interest earning assets ....    357,895      5,566       6.24%        347,794      6,256      7.23%

Interest bearing deposits .................  $ 284,983    $ 1,927       2.71%      $ 290,856    $ 2,726      3.77%
Federal Home Loan Bank advances ...........     28,386        226       3.19%         19,759        187      3.81%
Junior subordinated debt ..................      8,247         63       3.06%          8,247         93      4.54%
                                             ---------    -------                  ---------    -------
         Total interest bearing
           liabilities ....................    321,616      2,216       2.76%        318,862      3,006      3.79%
Net interest spread (5) ...................                             3.48%                                3.44%
Net interest income and net yield
     on earning assets (6) ................               $ 3,350       3.75%                   $ 3,250      3.76%

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

Net interest income and net yield on earning assets for the second quarter of 2009 each improved when compared with the first quarter of 2009. Net interest income of $3,350 for the second quarter of 2009 was $341 more than the $3,009 recorded for the first quarter of 2009 and net yield on earning assets for the 2009 second quarter was 3.75% compared with 3.37% for the 2009 first quarter. The improvements over the first quarter of 2009 were attributable primarily to the combination of slight increases in yields on securities and other investments and loans and slight decreases in rates paid for interest bearing liabilities.

Six months ended June 30, 2009 and 2008

Net interest income was $6,359 and $6,486 for the six months ended June 30, 2009 and 2008, respectively. Average interest earning assets for the first six months of 2009 increased by $19,774 or 6% over the same period of 2008. Average interest bearing liabilities increased by $14,869 or 5% for the 2009 six month period compared with the same period of 2008. Among earning assets, only loans increased over the prior year period. Most of the growth in loans occurred during the last six months of 2008. Recently, loan demand has significantly diminished and the net increase in loans made to customers was $3,609 in the second quarter of 2009. In the current interest rate environment, the Company's large proportion of variable rate loans negatively affects loan yields and the larger amounts of non-accrual loans negatively affect loan yields as well. Consequently, the yield on loans for the first six months of 2009 was 181 basis points less than for the same period of 2008. Average amounts of investment securities decreased significantly in response to decreases in deposit funding sources.

                                                                 Average Balances, Income and Expenses, and Yields and Rates
                                                                              For the Six Months Ended June 30,
                                                                              ---------------------------------
                                                                          2009                                  2008
                                                                          ----                                  ----
                                                                        Interest  Annualized                   Interest  Annualized
                                                           Average      Income/      Yields/      Average      Income/      Yields/
                                                         Balances (1)   Expense       Rates     Balances (1)   Expense       Rates
                                                         ------------   -------       -----     ------------   -------       -----
Federal funds sold and due from Federal
      Home Loan Banks ...............................    $  6,563      $    69       2.12%     $   9,453      $   127       2.70%
Securities and other investments (2) ................      47,218        1,140       4.87%        58,848        1,512       5.17%
Loans (2) (3) (4) ...................................     306,129        9,830       6.48%       271,835       11,208       8.29%
                                                         --------      -------                 ---------      -------
           Total interest earning assets ............     359,910       11,039       6.19%       340,136       12,847       7.60%


Interest bearing deposits ...........................    $287,615      $ 4,095       2.87%     $ 289,336      $ 5,864       4.08%
Federal Home Loan Bank advances .....................      31,058          453       2.94%        14,468          267       3.71%
Junior subordinated debt ............................       8,247          132       3.23%         8,247          230       5.61%
                                                         --------      -------                 ---------      -------
           Total interest bearing
             liabilities ............................     326,920        4,680       2.89%       312,051        6,361       4.10%
Net interest spread (5) .............................                                3.30%                                  3.50%
Net interest income and net yield
      on earning assets (6) .........................                  $ 6,359       3.56%                    $ 6,486       3.83%

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

Management expects that market rates of interest will begin to increase slowly during the last half of 2009. If that expectation is realized, interest income on loans is projected to grow more rapidly than interest expenses, primarily due to more rapid resetting of interest rates on variable rate loans.

Noninterest Income

Noninterest income was $232 and $208 for the three months ended June 30, 2009 and 2008, respectively. The increase is attributable to an increase in service charges on deposit accounts and higher mortgage origination fees.

Noninterest income was $456 and $394 for the six months ended June 30, 2009 and 2008, respectively. The increase is attributed primarily to an increase in service charges on commercial deposit accounts and higher mortgage origination fees.

Noninterest Expenses

Noninterest expenses for the three months ended June 30, 2009 and 2008 were $2,121 and $2,022, respectively. The increase was attributable primarily to higher deposit insurance premiums assessed by the Federal Deposit Insurance Corporation ("FDIC"). During the second quarter of 2009, the FDIC imposed a $166 special assessment which was calculated as a percentage of the Bank's total assets less its Tier 1 capital as of June 30, 2009. In addition, the assessment rate used in the Bank's recurring deposit assessments increased significantly during the 2009 period due to changes implemented by the FDIC and applied to all institutions whose deposits are insured by that agency. Other noninterest expenses within the Company's control generally were lower in the 2009 period.

Noninterest expenses for the six months ended June 30, 2009 and 2008 were $4,167 and $4,237, respectively. The special FDIC assessment and the increase in the recurring deposit insurance again prevented the Company's efforts to control its expenses from being more apparent.

At June 30, 2009, the Company had 65 full-time equivalent employees, compared with 67 one year earlier.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.49% of loans as of June 30, 2009 compared with 1.36% as of December 31, 2008. The provision for loan losses was $1,250 and $460 for the three months ended June 30, 2009 and 2008, respectively. For the first six months of 2009, the provision for loan losses was $1,850, compared with $715 for the same period of 2008. The increase in the provision for each of the 2009 periods resulted from higher amounts of loans past due 30 to 89 days, higher nonaccrual and potential problem loans, higher net charge-offs, deterioration of local market economic conditions and lower market values of real estate collateral held for the majority of the Company's loans.

Unemployment levels in the Company's market area have gotten progressively worse at an increasing rate during the past year. The unemployment rate for the Greenville, South Carolina Metropolitan Statistical Area was 11.0% for June 2009, compared with 5.6% one year earlier and 7.9% as of December 2008. Until these trends begin to reverse, the Company expects that higher provisions for loan losses may be needed, which will affect income negatively. In addition, market values of real estate will need to recover significantly before sufficient lendable margin will exist for many potential borrowers.

Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate at the present time.

The following table shows the changes in the allowance for loan and lease losses during the periods shown:

                                                                                Six Months                                Six Months
                                                                                  Ended              Year Ended             Endedd
                                                                                 June 30,            December 31,          June 30,
                                                                                   2009                 2008                 2008
                                                                                   ----                 ----                 ----
Allowance at beginning of period ....................................            $ 4,110              $ 2,943              $ 2,943
Provision for loan losses ...........................................              1,850                2,880                  715
Charge-offs .........................................................             (1,612)              (2,382)                (565)
Recoveries ..........................................................                239                  669                  153
                                                                                 -------              -------              -------
Allowance at end of period ..........................................            $ 4,587              $ 4,110              $ 3,246
                                                                                 =======              =======              =======
Allowance as a percentage of loans outstanding
  at period end .....................................................               1.49%                1.36%                1.13%
Annualized net charge-offs as a percentage
  of average loans ..................................................               0.90%                0.61%                0.30%

Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                           June 30,                 December 31,
                                                                             2009                       2008
                                                                             ----                       ----
Commercial, financial and agricultural ...........................        $ 43,715          14%        $ 42,734          14%
Real estate - construction, land development and
  other land .....................................................          71,616          23%          75,537          25%
Real estate - mortgage ...........................................         187,867          61%         178,387          59%
Installment loans ................................................           4,730           2%           4,975           2%
                                                                          --------         ---         --------         ---
     Total loans .................................................        $307,928         100%        $301,633         100%
                                                                          ========         ===         ========         ===

Non-Performing and Potential Problem Loans

Following is a summary of non-performing loans as of June 30, 2009 and December 31, 2008:

                                                                                                June 30,              December 31,
                                                                                                  2009                    2008
                                                                                                  ----                    ----
Non-performing loans
  Nonaccrual loans ...................................................................           $10,935                $ 6,497
  Loans past due 90 days or more and still accruing ..................................             1,015                    714
                                                                                                 -------                -------
                     Total ...........................................................           $11,950                $ 7,211
                                                                                                 =======                =======
Non-performing loans as a percentage of:
  Loans outstanding ..................................................................              3.88%                  2.39%
  Allowance for loan losses ..........................................................            260.52%                175.45%

There were no restructured loans during either period. The increases shown in nonperforming loans resulted primarily from rising unemployment, the continuing slowdown in real estate activity, and other economic disruptions affecting the Company's customers. Approximately $13,096 of the Company's outstanding loans are considered to be impaired as of June 30, 2009. The Company's allowance for loan losses includes $1,829 allocated to those loans.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms and which may result in subsequent classification of such loans as non-performing loans, totaled $1,219 as of June 30, 2009 compared with $4,108 as of March 31, 2009 and $3,300 as of December 31, 2008. The decrease in potential problem loans during the second quarter of 2009 resulted primarily from the transfer of loans into the nonperforming categories.


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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against eligible collateral items consisting of certain investment securities, certain 1-4 family residential mortgage loans and qualifying commercial loans. At June 30, 2009, the Bank had $29,500 of such borrowings outstanding and had the ability to borrow up to an additional $80,700 from the FHLB.

The Bank has $6,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 103.7% as of June 30, 2009 and 97.0% as of December 31, 2008.


CAPITAL RESOURCES

The Company's capital base increased by $8,594 during the first six months of 2009. This change resulted from issuing preferred stock for proceeds of $8,990, net income of $553, share-based compensation of $57, less offsetting decreases of $172 from cash dividends declared on preferred stock, cash dividends of $143 declared on common stock and unrealized losses on available for sale securities, net of related income tax effects, totaling $691. The preferred stock is included in Tier 1 capital for purposes of computing the Company's regulatory capital ratios.

The unrealized losses on available for sale securities are not considered to be other-than-temporary because the Company has both the ability and the intent to hold the securities until such time as the values recover or the securities mature.

The Company's average equity to assets ratio was 6.83% at June 30, 2009, compared with 6.54% at December 31, 2008.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of June 30, 2009, the Company and Bank exceeded the minimum capital levels that are required to be maintained.

It is management's objective to maintain the capital levels necessary for the Bank to continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulations.

Company and Bank capital ratios at June 30, 2009 are presented in the following table, compared with the "well capitalized" requirement for the bank and minimum ratios under the Federal Reserve and FDIC regulatory definitions and guidelines:


                                                              Total
                                                Tier 1       Capital    Leverage
                                                ------       -------    --------
Company .....................................    10.1%         14.3%      8.4%
Bank ........................................    11.8%         13.1%      9.8%
Minimum "well-capitalized" requirement ......     6.0%         10.0%      5.0%
Minimum requirement .........................     4.0%          8.0%      4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At June 30, 2009, the Bank had issued commitments to extend credit of $66,329 through various types of lending. The commitments generally expire over one year.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $1,101 at June 30, 2009.

Past experience indicates that many of these commitments to extend credit and standby letters of credit will expire unused. However, through its various sources of liquidity, as described in "Liquidity," the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $275 at June 30, 2009. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2008 Annual Report on Form 10-K.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. No payments under this agreement were made during the first six months of 2009 due to the levels of losses on the loans.


Variable Interest Entity

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points. Currently, the rate applicable to this debt is 2.46%. The
Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

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

As of June 30, 2009 there was no significant change from the interest rate sensitivity analysis as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2008 Annual Report on Form 10-K.


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

PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Shareholders on June 17, 2009. Three matters were voted on with the following results:

1. The following eight directors were elected to each serve a one-year term:

                                             SHARES VOTED
                                               AUTHORITY                BROKER
DIRECTORS                       FOR             WITHHELD               NON-VOTES
                                ---             --------               ---------
Ronald K. Earnest             2,703,854          2,853                    0
Harold E. Garrett             2,696,169         10,538                    0
Mason Y. Garrett              2,703,854          2,853                    0
Michael L. Gault              2,703,854          2,853                    0
Baety O. Gross, Jr.           2,692,955         13,752                    0
S. Hunter Howard, Jr.         2,700,012          6,695                    0
S. Blanton Phillips           2,703,854          2,853                    0
J. Calhoun Pruitt, Jr.        2,703,854          2,853                    0

2. Approval of the GrandSouth Bancorporation 2009 Stock Option Plan.

                                                                         BROKER
              FOR             AGAINST            ABSTENTIONS           NON-VOTES
              ---             -------            -----------           ---------
           2,139,692          58,924                  0                 508,091

3. To Vote on a nonbinding proposal to approve the compensation of the Company's executive officers. 4.

                                                                        BROKER
              FOR             AGAINST            ABSTENTIONS           NON-VOTES
              ---             -------            -----------           ---------
           2,665,295          41,412                  0                   0


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



By:    /s/ Mason Y. Garrett                               Date:August 14, 2009
     -------------------------------------------               -----------------

     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                  Date: August 14, 2009
     -------------------------------------------                ---------------

     J. B. Garrett
     Chief Financial Officer

EXHIBIT INDEX

31.1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31.2     Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

32       Certifications pursuant to 18 U.S.C. Section 1350