Form 10-Q
period 2009-09-30
GRANDSOUTH BANCORPORATION
filed 2009-11-16
CIK 1126961

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ X ] Yes  [ ] No  (Not yet applicable to the Registrant)

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

   Large accelerated filer   [ ]              Accelerated filer           [ ]

   Non-accelerated filer     [ ]              Smaller reporting company   [X]
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes    [X]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock - No Par Value, 3,565,964 Shares Outstanding on November 13, 2009

                            GRANDSOUTH BANCORPORATION

                               Index to Form 10-Q
                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets ......................................   3
          Consolidated Statements of Income ................................   4
          Consolidated Statements of Changes in Shareholders' Equity
              and Comprehensive Income .....................................   6
          Consolidated Statements of Cash Flows ............................   7
          Notes to Unaudited Consolidated Financial Statements .............   9

Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ....................................  21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk .......  31

Item 4T.  Controls and Procedures ..........................................  31


PART II. OTHER INFORMATION

Item 6.   Exhibits .........................................................  31

SIGNATURES .................................................................  32

Exhibit Index ..............................................................  33

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

GRANDSOUTH BANCORPORATION
Consolidated Balance Sheets

                                                                                                (Unaudited)
                                                                                                September 30,        December 31,
                                                                                                    2009                2008
                                                                                                    -----               ----
                                                                                            (Dollars in thousands, except per share)
Assets
     Cash and due from banks .............................................................         $  6,181          $  2,329
     Interest bearing transaction accounts with other banks ..............................            6,371             8,453
     Federal funds sold ..................................................................            2,229               429
                                                                                                   --------          --------
         Cash and cash equivalents .......................................................           14,781            11,211
     Certificates of deposit with other banks ............................................            2,000             2,000
     Securities available for sale .......................................................           35,698            47,378
     Other investments, at cost ..........................................................            2,090             1,926
     Loans, net of allowance for loan losses of $5,530
         for 2009 and $4,110 for 2008 ....................................................          299,657           297,523
     Premises and equipment, net .........................................................            4,612             4,744
     Bank owned life insurance ...........................................................            5,100             4,944
     Assets acquired in settlement of loans ..............................................            2,105               674
     Interest receivable .................................................................            1,950             2,077
     Deferred income taxes ...............................................................              485             1,033
     Goodwill ............................................................................              737               737
     Other assets ........................................................................            1,609               770
                                                                                                   --------          --------
            Total assets .................................................................         $370,824          $375,017
                                                                                                   ========          ========

Liabilities
     Deposits
         Noninterest bearing .............................................................         $ 16,484          $ 15,331
         Interest bearing ................................................................          286,780           295,554
                                                                                                   --------          --------
            Total deposits ...............................................................          303,264           310,885
     Long-term Federal Home Loan Bank advances ...........................................           24,000            29,000
     Junior subordinated debentures ......................................................            8,247             8,247
     Interest payable ....................................................................              393               639
     Other liabilities ...................................................................            1,983             2,073
                                                                                                   --------          --------
            Total liabilities ............................................................          337,887           350,844
                                                                                                   --------          --------

Shareholders' equity
     Preferred  stock - Series T - $1,000 per share liquidation preference;
         issued and outstanding - 9,000 at September 30, 2009 and
         none at December 31, 2008 .......................................................            7,685                 -
     Preferred stock, Series W - $1,000 per share liquidation preference;
         issued and outstanding - 450 at September 30, 2009 and
         none at December 31, 2008 .......................................................            1,371                 -
     Common stock - no par value; 20,000,000 shares authorized;
         issued and outstanding - 3,573,695 at September 30, 2009 and
         3,573,695 at December 31, 2008 ..................................................           20,029            19,940
     Retained earnings ...................................................................            3,548             3,970
     Accumulated other comprehensive income ..............................................              304               263
                                                                                                   --------          --------
            Total shareholders' equity ...................................................           32,937            24,173
                                                                                                   --------          --------
            Total liabilities and shareholders' equity ...................................         $370,824          $375,017
                                                                                                   ========          ========

The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income

                                                                                                        (Unaudited)
                                                                                                 Period Ended September 30,
                                                                                                 --------------------------
                                                                                             Three Months            Nine Months
                                                                                             ------------            -----------
                                                                                            2009       2008       2009        2008
                                                                                            ----       ----       ----        ----
                                                                                          (Dollars in thousands, except per share)
Interest income
     Interest and fees on loans ......................................................  $  5,144    $  5,394   $ 14,974    $ 16,602
     Investment securities
       Taxable .......................................................................       286         510      1,145       1,701
       Nontaxable ....................................................................       143         143        424         427
     Dividends .......................................................................         4          14          4          51
     Other ...........................................................................        25          74         94         201
                                                                                        --------    --------   --------    --------
         Total interest income .......................................................     5,602       6,135     16,641      18,982
                                                                                        --------    --------   --------    --------
Interest expense
     Deposits ........................................................................     1,750       2,695      5,845       8,559
     Federal Home Loan Bank advances .................................................       225         264        678         531
     Junior subordinated debentures ..................................................        51          99        183         329
                                                                                        --------    --------   --------    --------
         Total interest expense ......................................................     2,026       3,058      6,706       9,419
                                                                                        --------    --------   --------    --------
Net interest income ..................................................................     3,576       3,077      9,935       9,563
Provision for loan losses ............................................................     2,300         670      4,150       1,385
                                                                                        --------    --------   --------    --------
Net interest income after provision for loan losses ..................................     1,276       2,407      5,785       8,178
                                                                                        --------    --------   --------    --------
Noninterest income
     Service charges on deposit accounts .............................................       120         139        397         374
     Gain on sale of securities available for sale ...................................         -           -          -          16
     Gain (loss) on sale of assets acquired in settlement
         of loans ....................................................................       (14)         29        (14)        (24)
     Gain on sale of premises and equipment ..........................................        17          16         17          43
     Other income ....................................................................        70          77        249         193
                                                                                        --------    --------   --------    --------
         Total noninterest income ....................................................       193         261        649         602
                                                                                        --------    --------   --------    --------
Noninterest expense
     Salaries and employee benefits ..................................................     1,274       1,189      3,843       3,841
     Occupancy and equipment .........................................................       137          90        452         497
     Data processing .................................................................       111         120        333         391
     Insurance .......................................................................       187          96        600         296
     Postage and supplies ............................................................        31          73        120         189
     Professional fees ...............................................................       160         113        380         370
     Real estate and loan ............................................................        57          44        138         124
     Other ...........................................................................       137         206        395         407
                                                                                        --------    --------   --------    --------
         Total noninterest expenses ..................................................     2,094       1,931      6,261       6,115
                                                                                        --------    --------   --------    --------
Income (loss) before income taxes ....................................................      (625)        737        173       2,665
Income tax expense (benefit) .........................................................      (225)        265         20         954
                                                                                        --------    --------   --------    --------
Net income (loss) ....................................................................      (400)        472        153       1,711
                                                                                        --------    --------   --------    --------
Deductions for amounts not applicable to common shareholders:
     Net amortization of preferred stock
         to liquidation preference value .............................................        23           -         66           -
     Dividends declared or accumulated
         on preferred stock ..........................................................       123           -        356           -
                                                                                        --------    --------   --------    --------
Net income (loss) applicable to common shareholders ..................................  $   (546)   $    472   $   (269)   $  1,711
                                                                                        ========    ========   ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Income - continued

                                                                                                   (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                   Three Months                  Nine Months
                                                                                   ------------                  -----------
                                                                                2009          2008          2009            2008
                                                                                ----          ----          ----            ----
                                                                                      (Dollars in thousands, except per share)
Per share of common stock
     Net income (loss) applicable to common shareholders .................   $  (0.15)      $   0.14      $  (0.08)      $   0.50
     Net income (loss) applicable to common shareholders,
         assuming dilution ...............................................      (0.15)          0.13         (0.08)          0.48
     Cash dvidends declared ..............................................       0.02           0.02          0.06           0.06

-----
The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income

                                                         (Unaudited)

                                                  Shares of                                               Accumulated
                                                    Common       Preferred      Common       Retained  Other Comprehensive
                                                    Stock          Stock         Stock       Earnings      Income (Loss)     Total
                                                    -----          -----         -----       --------      -------------     -----
                                                                        (Dollars in thousands, except per share)

Balance, January 1, 2008, previously reported ..    3,381,488    $        -    $   19,200    $    3,083    $      184    $   22,467
Correction of accounting error (Note 5) ........            -             -             -          (183)            -          (183)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance January 1, 2008, as corrected ..........    3,381,488             -        19,200         2,900           184        22,284
Comprehensive income:
    Net income .................................            -             -             -         1,711             -         1,711
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $33 ......................            -             -             -             -           (64)          (64)
    Less:  Reclassification adjustment
      for gain on sale of securities
      available for sale, net of
      income taxes of $5 .......................            -                                                     (11)          (11)
                                                                                                                         ----------
        Other comprehensive income (loss) ......                                                                                (75)
                                                                                                                         ----------
          Total comprehensive income ...........            -             -             -             -             -         1,636
                                                                                                                         ----------
Execise of stock options .......................      184,476             -           599             -             -           599
Share-based compensation .......................            -             -            85             -             -            85
Cash dividends declared, $.06 per share ........            -             -             -          (206)            -          (206)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2008 ....................    3,565,964    $        -    $   19,884    $    4,405    $      109    $   24,398
                                                   ==========    ==========    ==========    ==========    ==========    ==========



Balance, January 1, 2009 .......................    3,573,695    $        -    $   19,940    $    3,970    $      263    $   24,173
                                                                                                                         ----------
Comprehensive income:
    Net income .................................            -             -             -           153             -           153
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available for sale securities
      arising during the period, net of
      income taxes of $21 ......................            -             -             -             -            41            41
                                                                                                                         ----------
        Other comprehensive income .............                                                                                 41
                                                                                                                         ----------
          Total comprehensive income ...........            -             -             -             -             -           194
                                                                                                                         ----------
Issuance of preferred stock ....................            -         8,990             -             -             -         8,990
Cash dividends declared on preferred stock .....            -             -             -          (295)            -          (295)
Net accretion (amortization) of preferred stock             -            66             -           (66)            -             -
Share-based compensation .......................            -             -            89             -             -            89
Cash dividends declared on common stock,
    $.06 per share .............................            -             -             -          (214)            -          (214)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2009 ....................    3,573,695    $    9,056    $   20,029    $    3,548    $      304    $   32,937
                                                   ==========    ==========    ==========    ==========    ==========    ==========



The accompanying notes are an integral part of these consolidated financial statements.

GRANDSOUTH BANCORPORATION
Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         2009                2008
                                                                                                         -----               ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $    153           $  1,711
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................             4,150              1,385
            Depreciation .....................................................................               215                252
            Net securities discount accretion ................................................              (262)               (35)
            Gain on sale of securities available for sale ....................................                 -                (16)
            Gain on sale of premises and equipment ...........................................               (17)               (43)
            Loss on sale of assets acquired in settlement of loans ...........................                14                 24
            Increase in cash surrender value of bank owned life insurance ....................              (156)              (139)
            Writedowns of foreclosed assets ..................................................                25                  -
            (Increase) decrease in other assets ..............................................              (712)               251
            Decrease in other liabilities ....................................................              (336)              (633)
            Increase (decrease) in defered tax assets ........................................               527                 (1)
            Share-based compensation .........................................................                89                 85
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             3,690              2,841
                                                                                                        --------           --------

Investing activities
     Purchases of certificates of deposit in other banks .....................................                 -             (2,000)
     Purchases of securities available for sale ..............................................            (2,053)            (3,199)
     Principal paydowns of available for sale mortgage-backed
         investment securities ...............................................................             4,807              4,104
     Maturities, calls and paydowns of securities available for sale .........................             9,250              7,000
     Proceeds of sale of securities available for sale .......................................                 -              1,029
     Proceeds of redemptions of other investments ............................................               372                  -
     Purchases of other investments ..........................................................              (536)            (1,161)
     Net increase in loans made to customers .................................................            (8,686)           (32,445)
     Purchases of premises and equipment .....................................................               (91)              (183)
     Proceeds from sale of premises and equipment ............................................                25                 57
     Proceeds from sale of assets acquired in settlement of loans ............................               932              1,733
                                                                                                        --------           --------
                Net cash provided (used) by investing activities .............................             4,020            (25,065)
                                                                                                        --------           --------

Financing activities
     Net (decrease) increase in deposits .....................................................            (7,621)             6,834
     Decrease in short-term borrowings .......................................................                 -             (5,000)
     (Decrease) increase in long-term Federal Home Loan Bank advances ........................            (5,000)            29,000
     Proceeds from issuance of preferred stock and warrants ..................................             8,990                  -
     Cash dividends paid - common stock ......................................................              (214)              (204)
     Cash dividends paid - preferred stock ...................................................              (295)                 -
     Exercise of stock options ...............................................................                 -                599
                                                                                                        --------           --------
                Net cash (used) provided by financing activities .............................            (4,140)            31,229
                                                                                                        --------           --------
Increase in cash and cash equivalents ........................................................             3,570              9,005
Cash and cash equivalents, beginning of period ...............................................            11,211              9,005
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 14,781           $ 18,010
                                                                                                        ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         2009                 2008
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Cash paid during the period for
    Interest ..............................................................................             $ 6,952             $ 9,614
    Income taxes ..........................................................................                 218               1,444
Noncash investing and financing activities:
    Other comprehensive income (loss) .....................................................                  41                 (75)
    Transfers of loans to assets acquired in settlement of loans ..........................               2,402                 610
    Dividends declared but unpaid .........................................................                  71                  71

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

NOTE 3 - INVESTMENT SECURITIES

The following table presents information about amortized cost, unrealized gains, unrealized losses and estimated fair values of securities:

                                                                                          September 30, 2009
                                                                                          ------------------
                                                                                       Gross             Gross
                                                                                    Unrealized         Unrealized          Estimated
                                                                Amortized             Holding            Holding             Fair
                                                                  Cost                 Gains              Losses            Value
                                                                  ----                 -----              ------            -----
                                                                                     (Dollars in thousands)
Available for sale
     Government-sponsored
         enterprises (GSEs) ........................             $ 2,000             $    21             $     -           $ 2,021
     State, county and
         municipal .................................              13,643                 187                 417            13,413
     Mortgage-backed
         securities
         issued by GSEs ............................              19,594                 939                 269            20,264
                                                                 -------             -------             -------           -------
           Total ...................................             $35,237             $ 1,147             $   686           $35,698
                                                                 =======             =======             =======           =======


The amortized cost and estimated fair values of securities by contractual maturity are shown below:

                                                        September 30, 2009
                                                        Available for sale
                                                        ------------------
                                                     Amortized        Estimated
                                                        Cost          Fair Value
                                                     ---------        ----------
                                                       (Dollars in thousands)

Due within one year ............................      $   517         $   521
Due after one through five years ...............        2,694           2,769
Due after five through ten years ...............        4,592           4,721
Due after ten years ............................       27,434          27,687
                                                      -------         -------
                                                      $35,237         $35,698
                                                      =======         =======


The estimated fair values and gross unrealized losses of all of the Company's investment securities whose estimated fair values were less than amortized cost as of September 30, 2009 which had not been determined to be other-than-temporarily impaired are presented below. The Company evaluates all securities available for sale for impairment as of each balance sheet date. The securities have been segregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position in the following table:

                                                                             September 30, 2009
                                                                             ------------------
                                                           Continuously in Unrealized Loss Position for a Period of
                                                           --------------------------------------------------------
                                                Less than 12 Months            12 Months or more                    Total
                                                -------------------            -----------------                    -----
Available-for-sale                            Estimated     Unrealized      Estimated      Unrealized      Estimated     Unrealized
                                             Fair Value        Loss         Fair Value         Loss        Fair Value       Loss
                                             ----------        ----         ----------         ----        ----------       ----
                                                                         (Dollars in thousands)
     Government-sponsored
       enterprises (GSEs) ................      $    -         $    -         $    -         $    -         $    -         $    -
     State, county and
       municipal securities ..............       2,297              8          5,390            409          7,687            417
     Mortgage-backed securities
       issued by GSEs ....................           -              -            491            269            491            269
                                                ------         ------         ------         ------         ------         ------
                       Total .............      $2,297         $    8         $5,881         $  678         $8,178         $  686
                                                ======         ======         ======         ======         ======         ======

As of September 30, 2009, 6 securities had been continuously in an unrealized loss position for less than 12 months and 11 securities had been continuously in an unrealized loss position for 12 months or more. The Company evaluates all available for sale securities and all held to maturity securities for impairment as of each balance sheet date. The Company does not consider these investments to be other-than-temporarily impaired because the unrealized losses resulted primarily from higher market interest rates (as market interest rates increase, the value of pre-existing bonds generally decreases) and there have been no delinquencies of scheduled principal or interest payments by any of the issuers. The contractual terms of securities issued by government-sponsored enterprises do not permit the issuer to settle the securities at a price less than the face amount of the securities. Although the Company classifies its investment securities as available-for-sale, management has not determined that any particular securities will be disposed of prior to maturity and believes that the Company has both the ability and the intent to hold those securities until a recovery of fair value, including until maturity. Substantially all of the issuers of state, county and municipal securities held were rated at least "investment grade" by Standard & Poor's or Moody's as of September 30, 2009.

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

During the nine months ended September 30, 2009, the Company had no sales of available-for-sale securities. There were no transfers of available-for-sale securities to other categories in the 2009 nine month period.

NOTE 4 - NON-PERFORMING LOANS

As of September 30, 2009, there were $11,375 in nonaccrual loans, $346 in loans 90 or more days past due and still accruing interest and no restructured loans. As of December 31, 2008, there were $6,497 in nonaccrual loans, $714 loans 90 or more days past due and still accruing interest and no restructured loans.

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

In March 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") in Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements." The EITF's consensus, now included in the accounting literature at FASB ASC 715-60-35-180 through 183, concluded that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either SFAS No. 106, "Employers' Accounting for Postretirement Benefits

Other Than Pensions," (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12, "Omnibus Opinion - 1967," (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. Additionally, the EITF concluded that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The EITF observed that in determining the nature and substance of the arrangement, the employer should assess what future cash flows the employer is entitled to, if any, as well as the employee's obligation and ability to repay the employer. The consensus in this issue was effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years with earlier application permitted. The consensus further directed entities to recognize the impacts of applying the consensus in this Issue through either a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods.

The Company did not adopt the accounting principle with respect to its split-dollar life insurance arrangements within the prescribed time period. During the first quarter of 2009, the Company reported the effects thereof as a correction of an accounting error as presented in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income as a cumulative-effect adjustment. The balance of the Company's retained earnings account as of January 1, 2008 was reduced by $183 and a corresponding increase was recognized in the amount of other liabilities. The effects of the correction on previously reported retained earnings and net income for 2008 and the year-to-date period of 2009 are not material.

NOTE 6 - NET INCOME PER SHARE

Net income per share is computed on the basis of the weighted average number of common shares outstanding in accordance with applicable accounting standards. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding during each period plus the assumed exercise of dilutive stock options using the treasury stock method.

Following is a reconciliation of basic net income per share to diluted net income per share for the three and nine month periods ended September 30, 2009 and 2008.

                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                 Three Months                    Nine Months
                                                                                 ------------                    -----------
                                                                             2009            2008            2009           2008
                                                                             ----            ----            ----           ----
                                                                              (Dollars in thousands, except per share amounts)

Net income (loss) per common share, basic
  Numerator - net income (loss) applicable to
                common shareholders ................................      $    (546)      $      472      $    (269)      $    1,711
                                                                          =========       ==========      =========       ==========
  Denominator
    Weighted average common shares
      issued and outstanding .......................................      3,573,695        3,481,747      3,573,695        3,415,152
                                                                          =========       ==========      =========       ==========

Net income (loss)  per common share, basic .........................      $    (.15)      $      .14      $    (.08)      $      .50
                                                                          =========       ==========      =========       ==========

Net income (loss) per common  share,  assuming  dilution
  Numerator - net income
    (loss) applicable to common shareholders .......................      $    (546)      $      472      $    (269)      $    1,711
                                                                          =========       ==========      =========       ==========
  Denominator
    Weighted average common shares
      issued and outstanding .......................................      3,573,695        3,481,747      3,573,695        3,415,152
    Effect of dilutive stock options ...............................              -           63,267              -          141,913
                                                                          ---------       ----------      ---------       ----------
               Total shares ........................................      3,573,695        3,545,014      3,573,695        3,557,065
                                                                          =========       ==========      =========       ==========
      Net income (loss) per common share,
        assuming dilution ..........................................      $    (.15)      $      .13      $    (.08)      $      .48
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

The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                     Fair Value Measurement at Reporting Date Using
                                                     ----------------------------------------------
                                                   Quoted Prices
                                                     in Active         Significant
                                                    Markets for           Other           Significant
                                                     Identical         Observable        Unobservable
                                                       Assets            Inputs             Inputs
Description                   September 30, 2009     (Level 1)         (Level 2)          (Level 3)
                              ------------------     ---------         ---------          ---------
                                                        (Dollars in thousands)
Securities available for sale                         $    -           $ 35,698            $     -

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

The following is a summary of assets or liabilities carried on the Consolidated Balance Sheets by caption and level within the fair value hierarchy as of the date shown for which a non-recurring change in fair value has been recorded during the reporting period. Comparative disclosures for prior periods are not yet required.

                                                 Fair Value Measurement at Reporting Date Using
                                                 ----------------------------------------------
                                                Quoted Prices
                                                 in active       Significant                         Total Fair Value Changes
                                                markets for         Other          Significant      Recorded as Gains (Losses)
                                                 Identical        Observable       Unobservable     --------------------------
                                                  Assets            Inputs           Inputs             Three         Nine
Description                September 30, 2009   (Level 1)         (Level 2)        (Level 3)           Months        Months
-----------                ------------------   ---------         ---------        ---------           ------        ------
                                                                     (Dollars in thousands)
Collateral dependent impaired loans              $    -            $    -          $ 9,498            $ (947)        $ (90)
Assets acquired in settlement of loans                -                 -              154               (25)          (25)

The fair value measurements shown above were made to adjust cost-based measurements to fair value-based measurements due to changes in the circumstances of individual assets. With respect to collateral-dependent impaired loans, the measurements reflect management's belief that the Company will receive repayment solely from the liquidation or operation of the underlying collateral. As a practical expedient, the accounting standards related to impaired loans, located principally in the Financial Accounting Standards Board Accounting Standards Codification ("FASB ASC") at FASB ASC 310-10-35-22, allow such loans to be valued by comparing the fair value of the collateral securing the loan with the loan's carrying value. If the carrying value exceeds the fair value of the collateral, the excess is charged to the allowance for loan losses. If the fair value of the collateral exceeds the loan's carrying amount, no adjustment is made and the loan continues to be carried at historical cost and any such loans are not included in the table.

Collateral dependent impaired loans consist of nonaccrual loans and potential problem loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans, in accordance with the requirements of its federal regulators, by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of any underlying real estate collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers and an adjustment to reflect the estimated costs of disposing of the property. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. Fair values of other assets taken as collateral may be established by independent valuation specialists or may be estimated by management based on the age, condition, location and other attributes of the specific property involved.

If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral as changes are observed for similarly situated assets, and adjustments are made to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,058 as of September 30, 2009.

Assets acquired in settlement of loans includes real estate acquired through loan foreclosure or by deed in lieu of foreclosure and repossession of personal property. The value of real estate acquired through loan foreclosure is accounted for under accounting standards applicable to the impairment or disposal of long-lived assets located at FASB ASC 360-10-35. Accordingly, the values of such properties are adjusted upon the acquisition of each property to the lower of the recorded investment in the loan or the fair value of the property as determined by a recently performed independent appraisal less the estimated costs to sell. Similarly, the fair value of repossessions is measured by reference to dealers' quotes or other market information believed to reliably reflect the value of the specific property held. Immaterial adjustments may be made by management to reflect property-specific factors such as age or condition. Losses recognized when loans are initially transferred to or otherwise initially included in any of the categories shown above are reported as loan losses. Subsequent to initial recognition, changes in fair value measurements of other real estate and repossessions are included in other expenses.

Accounting standards require periodic disclosure of the estimated fair value of on-balance sheet and off-balance sheet financial instruments. Financial instruments are defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

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

The fair value of debt securities issued by government-sponsored enterprises is estimated based on published closing quotations. The fair value of state, county and municipal securities is generally not available from published quotations; consequently, their fair value estimates are based on matrix pricing or quoted market prices of similar instruments adjusted for credit quality differences between the quoted instruments and the securities being valued. Fair value for mortgage-backed securities is estimated primarily using dealers' quotes.

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

The following table presents information about the fair values of all financial instruments held by the Company as of September 30, 2009:

                                                        September 30, 2009
                                                        ------------------
                                                      Carrying      Estimated
                                                       Amount       Fair Value
                                                    of Assets and  of Assets and
                                                     Liabilities    Liabilities
                                                     -----------    -----------
                                                      (Dollars in thousands)
Financial Assets:
  Cash and due from banks ........................     $   6,181      $   6,181
  Interest bearing transaction accounts
     with other banks ............................         6,371          6,371
  Federal funds sold .............................         2,229          2,229
  Certificates of deposit with other banks .......         2,000          2,056
  Securities available for sale ..................        35,698         35,698
  Other investments ..............................         2,090          2,090
  Loans, net .....................................       299,657        303,093
  Interest receivable ............................         1,950          1,950

Financial Liabilities:
  Deposits .......................................       303,264        303,996
  Long-term Federal Home Loan Bank advances ......        24,000         24,743
  Junior subordinated debentures .................         8,247          8,247
  Interest payable ...............................           393            393

The following is a summary of the notional or contractual amounts and estimated fair values of the Company's off-balance sheet financial instruments:

                                                        September 30, 2009
                                                        ------------------
                                                      Notional     Estimated
                                                       Amount      Fair Value
                                                       ------      ----------
                                                      (Dollars in thousands)
Off-balance-sheet commitments
Loan commitments .................................      $66,901      $      -
Standby letters of credit ........................          948             -


NOTE 8 - VARIABLE INTEREST ENTITY

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the $247 in common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points, and was 2.14% as of September 30, 2009. The Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company. In accordance with the provisions of FASB ASC Topic 810, "Consolidation," the Trust is not consolidated in the Company's financial statements.


NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through November 16, 2009, which is the date that the financial statements were issued.

Subsequent events may either provide additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the process of preparing financial statements (recognized subsequent events) or provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date but before the financial statements were issued (nonrecognized subsequent events). The effects of recognized subsequent events, if any, have been included in the financial statements. If the effects of nonrecognized subsequent events, if any, are of a nature that they must be disclosed to keep the financial statements from being misleading, the Company would disclose both the nature of the event and an estimate of its financial effect, or would state that an estimate of the financial effect cannot be made. As of September 30, 2009, there were no nonrecognized subsequent events that would require disclosure.


NOTE 10 -PROPOSED TRANSACTION

The Company's Board of Directors unanimously has approved to propose to its shareholders an amendment to the Company's articles of incorporation to provide for the reclassification of shares of the Company's common stock held by shareholders of record of fewer than 2,001 shares of common stock into a like number of shares of Series A Preferred Stock. The Reclassification is designed to reduce the number of shareholders of record of the Company's common stock to below 300 to allow the Company to terminate registration of its common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and to suspend its obligation to file reports under Section 13(a) of the Exchange Act.


NOTE 11 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting principles generally accepted in the United States recently have been reorganized into a consistent framework, the "Financial Accounting Standards Board Accounting Standards Codification," or "FASB ASC," which is now the source of authoritative accounting literature. References to accounting standards will now be based on a structure of Topic - Subtopic - Section - Paragraph. In the future, the FASB will issue Accounting Standards Updates ("ASU"s) which will not be authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance, and provide the reasons that the FASB has made the changes.

The FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140," in June 2009 (codified in Topic 860 of the FASB ASC) to address practices that developed since the original issuance of SFAS No. 140 that are not consistent with the original intent and key requirements of that Statement and due to concerns raised by users of financial statements that many of the financial assets and related obligations that have been derecognized should continue to be recognized in the financial statements of transferors. The Statement eliminates from accounting literature, as of the Statement's effective date, the concept of a "qualifying special-purpose entity," requires that a transferor recognize at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial interests accounted for as a sale and provides for enhanced disclosures to provide users of financial statements with more transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. Companies with interests in formerly qualifying special-purpose entities under previous accounting standards will be required to re-evaluate whether those entities should be consolidated in accordance with applicable consolidation guidance. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

The FASB issued SFAS No 167, "Amendments to FASB Interpretation No. 46(R)," in June 2009 (codified in Topic 810 of the FASB ASC) to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46(R)") as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166 and constituent concerns about the application of certain key provisions of FIN 46R including those in which the accounting and disclosures made under that Interpretation fail to provide timely and useful information about an enterprise's involvement in a variable interest entity. The Statement requires an entity to reassess whether it is the primary beneficiary of a variable interest entity on an ongoing basis and eliminates the quantitative approach previously required in making that assessment. It is possible that application of this Statement may change an entity's assessment of which entities with which it is involved are variable interest entities. The Statement is effective for interim and annual reporting periods beginning with an entity's first financial reporting period that begins after November 15, 2009 and is to be applied to transfers that occurred both before and after the effective date of the Statement. The Company believes that adoption of this Statement will have no effect on its financial condition, results of operations or cash flows.

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

In August 2009, ASU 2009-5 "Measuring Liabilities at Fair Value" was issued. This ASU amends FASB ASC Topic 820 "Fair Value Measurement and Disclosures" and is intended to reduce ambiguity when measuring the fair value of liabilities which will lead to improved understanding of how such fair values were measured and improve consistency in the application of Topic 820. The Company is required to apply this Update for reporting periods beginning after September 30, 2009. The requirements of the Update relate to disclosure items only and will have no effect on the Company's financial position, results of operations or cash flows.

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

Item 2. -  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the 2008 Annual Report on Form 10-K for GrandSouth Bancorporation. Results of operations for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be attained for any other periods. The following information may contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Dollars are in thousands, except per share data.

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


CHANGES IN FINANCIAL CONDITION

During the first nine months of 2009, loans increased by $3,554, or 1.2%, securities available for sale decreased by $11,680, or 24.7%, deposits decreased by $7,621, or 2.5% and advances from the Federal Home Loan Bank decreased by $5,000, or 17.2%. In addition, the Company issued two series of fixed rate cumulative preferred stock under the U. S. Treasury's Capital Purchase Program during the 2009 period for proceeds of approximately $9,000.

Loan growth during the 2009 year-to-date period was adversely affected by several factors, including charge-offs totaling $3,060 and transfers from loans to assets acquired in settlement of loans totaling $2,402. In addition, other negative effects resulted from the current difficult economic environment. Those effects included such things as lower demand for loans and tighter underwriting standards that resulted in fewer borrowers qualifying for loans.

Payments received from securities payments, calls and maturities generally are being accumulated in cash equivalents during the 2009 period due to the low yields currently available with respect to government and agency securities. Unless it has compelling reasons to invest in debt securities, such as pledging requirements, the Company is awaiting a return to more normal circumstances to invest significantly in debt securities. The decrease in deposit liabilities was confined to one category: time deposits issued in denominations less than $100 decreased by $23,499. Of this decrease, approximately $5,068 represented brokered deposits that were repaid. The remaining amounts were either transferred to other deposit types within the Company or have been used by their owners for other purposes.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the United States government took unprecedented actions. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") became law. The EESA authorized the U.S. Treasury to, among other things, purchase mortgages, mortgage-backed securities, and other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

Also under the EESA, the maximum limit of FDIC deposit insurance was temporarily increased to $250. Further, on October 14, 2008, FDIC announced a Temporary Liquidity Guarantee Program pursuant to which all noninterest bearing transaction accounts held in FDIC-insured financial institutions are temporarily fully insured against loss by the FDIC (the "deposit guarantee program"). This coverage was extended in order to provide assurance that, in the event a bank failed during the recent "financial crisis," depositors with large transaction account balances in that financial institution, such as might be maintained in a payroll account, would not be adversely affected. Coverage under the deposit guarantee program originally was scheduled to expire on December 5, 2009, but that deadline was extended until June 30, 2010 for financial institutions that elect to continue in the program. The Company did not opt out of the program and its eligible deposits continue to be covered by the program's enhanced limits. Consequently, the Company's future deposit insurance expenses are expected to exceed the amounts that would be incurred if the Company had not continued to participate in the program.


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2009 and 2008

The Company incurred a net loss of $400 for the third quarter of 2009. After deducting amounts applicable to preferred stock and not applicable to common shareholders, the loss was $.15 per diluted common share, compared with net income of $472 or $.13 per diluted common share, for the third quarter of 2008. The Company recorded provisions for loan losses of $2,300 for the 2009 three month period compared with $670 for the same period of 2008, primarily due to higher amounts of nonperforming loans and increased net charge-offs.

                                                                                 Summary Income Statement
                                                                                 ------------------------
For the Three Months Ended September 30,                   2009                 2008           Dollar Change      Percentage Change
                                                           ----                 ----           -------------      -----------------
Interest income ..................................       $ 5,602              $ 6,135             $  (533)              -8.7%
Interest expense .................................         2,026                3,058              (1,032)             -33.7%
                                                         -------              -------             -------
Net interest income ..............................         3,576                3,077                 499                16.2%
Provision for loan losses ........................         2,300                  670               1,630               243.3%
Noninterest income ...............................           193                  261                 (68)             -26.1%
Noninterest expense ..............................         2,094                1,931                 163                 8.4%
Income tax expense ...............................          (225)                 265                (490)             -184.9%
                                                         -------              -------             -------
Net income .......................................       $  (400)             $   472             $  (872)             -184.7%
                                                         =======              =======             =======

Net interest income for the 2009 quarter was significantly higher than for the 2008 third quarter. The increase primarily was the result of lower rates paid for interest bearing deposit liabilities. Net interest spread increased by 81 basis points to 3.90% for the third quarter of 2009 and net yield on earning assets increased 67 basis points to 4.06%. The largest factor contributing to this increase was a reduction in interest paid on deposits to $1,750 in the 2009 quarter from $2,695 in the same period of 2008. The rate paid for deposits fell to 2.40% for the 2009 period from 3.64% for the 2008 period, a decrease of 124 basis points. The rate paid for all interest bearing liabilities in the 2009 period was 120 basis points lower than in the prior year period. In contrast, yields on all interest earning assets were 39 basis points lower, compared with the prior year three month period.

During the 2009 period, the Company recorded a loss of $14 on the sale of assets acquired in settlement of loans. In the same period of 2008, a gain of $29 was realized on the sale of such assets. No gains or losses on sales of securities available for sale were recorded in either the 2009 or the 2008 periods. Expenses for deposit insurance coverage were significantly higher in the 2009 three month period. The Federal Deposit Insurance Corporation's assessments rates are now higher due to increased numbers of bank failures, projections of future failures and the effects of temporarily higher insurance limits and other optional program enhancements in which the Company is participating.

Nine Months Ended September 30, 2009 and 2008

The Company's net income for the first nine months of 2009 was $153. After deducting amounts applicable to preferred stock and not applicable to common shareholders, a loss of $.08 per diluted common share was recorded, compared with net income of $1,711, or $.48 per diluted common share, for the first nine months of 2008.

                                                                                  Summary Income Statement
                                                                                  ------------------------
For the Nine Months Ended September 30, ...........            2009               2008         Dollar Change       Percentage Change
                                                               ----               ----         -------------       -----------------
Interest income ...................................      $      16,641      $      18,982      $      (2,341)           -12.3%
Interest expense ..................................              6,706              9,419             (2,713)           -28.8%
                                                         -------------      -------------      -------------
Net interest income ...............................              9,935              9,563                372              3.9%
Provision for loan losses .........................              4,150              1,385              2,765            199.6%
Noninterest income ................................                649                602                 47              7.8%
Noninterest expense ...............................              6,261              6,115                146              2.4%
Income tax expense ................................                 20                954               (934)           -97.9%
                                                         -------------      -------------      -------------
Net income ........................................      $         153      $       1,711      $      (1,558)           -91.1%
                                                         =============      =============      =============

Net interest income for the 2009 nine month period was slightly more than for the 2008 period as decreases in interest income were more than offset by lower interest expense. The increase in the provision for loan losses resulted from higher amounts of nonperforming loans and increased net charge-offs in the 2009 period.


Net Interest Income

Net interest income is the principal source of the Company's earnings. During the 2009 three and nine month periods, lower rates paid for interest bearing deposits more than offset lower yields earned on earning assets. As a result net interest income increased by $499 and $372 for the three and nine month periods of 2009, respectively, compared with the same periods of 2008.

Three Months Ended September 30, 2009 and 2008

Net interest income was $3,576 and $3,077 for the three months ended September 30, 2009 and 2008, respectively. Average interest earning assets for the third quarter of 2009 decreased by $11,798 or 3.3% compared with the same period in 2008. The majority of this decrease was in securities available for sale and federal funds sold and interest bearing deposits with other banks. In 2009, the Company used funds from repayments of securities available for sale and from the issuance of preferred stock to repay FHLB debt and to provide funds for lending activities. Average interest bearing liabilities for the 2009 three month period were $6,091 lower than for the same period of 2008.

The average yield on loans for the third quarter of 2009 was 76 basis points lower than for the same period of 2008. This decrease was caused by lower yields on loans which resulted primarily from reductions in the prime rate as well as the reversal of previously recognized interest income totaling $32, and the suspension of recognition of interest income, on loans that were first categorized as nonaccruing loans during the period.

Average interest bearing liabilities decreased by $6,091 or 1.8% comparing the third quarter of 2009 with the same period in 2008. The Company repaid $5,500 of short-term Federal Home Loan Bank advances in the 2009 three month period and average interest bearing deposits decreased by $4,963 compared with the prior year period.

                                                                   Average Balances, Income and Expenses, and Yields and Rates
                                                                          For the Three Months Ended September 30,
                                                                          ----------------------------------------
                                                                        2009                                   2008
                                                                        ----                                   ----
                                                                      Interest     Annualized                Interest     Annualized
                                                          Average      Income/      Yields/      Average      Income/      Yields/
                                                        Balances (1)   Expense       Rates     Balances (1)   Expense      Rates
                                                        ------------   -------       -----     ------------   -------      -----

Federal funds sold and interest bearing
       deposits with other banks ..................      $  2,641     $     25       3.76%      $ 16,665      $     74      1.77%
Investment securities (2) .........................        38,757          433       4.43%        53,698           667      4.94%
Loans (2)(3)(4) ...................................       307,664        5,144       6.63%       290,497         5,394      7.39%
                                                         --------     --------                  --------      --------
            Total interest earning assets .........       349,062        5,602       6.37%       360,860         6,135      6.76%


Interest bearing deposits .........................      $289,429     $  1,750       2.40%      $294,392      $  2,695      3.64%
Federal Home Loan Bank advances ...................        27,896          225       3.20%        29,000           264      3.62%
Junior subordinated debentures ....................         8,247           51       2.45%         8,247            99      4.78%
Other borrowings ..................................             -            -       0.00%            24             -      0.00%
                                                         --------     --------                  --------      --------
            Total interest bearing
              liabilities .........................       325,572        2,026       2.47%       331,663         3,058      3.67%
Net interest spread (5) ...........................                                  3.90%                                  3.09%
Net interest income and net yield
       on earning assets (6) ......................                   $  3,576       4.06%                    $  3,077      3.39%

----
(1)  Average balances are computed on a daily basis.
(2) Any interest income on tax-exempt instruments included in this category is not calculated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis.
(4) Loan fees are included in the interest income computation, but are not considered material to the above analysis.
(5) Total interest earning assets yield less total interest bearing liabilities rate.
(6) Net yield on earning assets equals net interest income divided by total interest earning assets.

Nine Months Ended September 30, 2009 and 2008

Net interest income was $9,935 and $9,563 for the nine months ended September 30, 2009 and 2008, respectively. Average interest earning assets for the first nine months of 2009 increased by $12,559 or 3.6% over the same period in 2008. All of this increase was in loans, even though loan growth during 2009 has not been robust. The average yield on loans decreased to 6.53% for the 2009 period from 7.97% for the 2008 nine month period primarily due to decreases in market rates.

Average interest bearing liabilities increased by $5,887 or 1.8% comparing the first nine months of 2009 with the same period in 2008 due to higher average amounts of Federal Home Loan Bank advances. Interest expense declined by $2,713 primarily due to a decrease in rates paid for interest bearing deposits to 2.71% for the 2009 nine month period from 3.93% for the 2008 nine month period. The average amount of interest bearing deposits decreased by $2,807 or 1.0%.

                                                                    Average Balances, Income and Expenses, and Yields and Rates
                                                                             For the Nine Months Ended September 30,
                                                                             ---------------------------------------
                                                                            2009                               2008
                                                                         Interest  Annualized                 Interest   Annualized
                                                           Average        Income/    Yields/       Average     Income/    Yields/
                                                        Balances (1)      Expense     Rates      Balances (1)  Expense     Rates
                                                        ------------      -------     -----      ------------  -------     -----
Federal funds sold and interest bearing
   deposits with other banks ......................      $  8,643       $     94     1.45%        $ 11,874    $    201      2.26%
Investment securities (2) .........................        44,363          1,573     4.74%          57,118       2,179      5.10%
Loans (2)(3)(4) ...................................       306,646         14,974     6.53%         278,101      16,602      7.97%
                                                         --------       --------                  -------     --------
            Total interest earning assets .........       359,652         16,641     6.19%         347,093      18,982      7.31%


Interest bearing deposits .........................      $288,226       $  5,845     2.71%        $291,033    $  8,559      3.93%
Federal Home Loan Bank advances ...................        28,049            678     3.23%          19,347         531      3.67%
Junior subordinated debentures ....................         8,247            183     2.97%           8,247         329      5.33%
Other borrowings ..................................             -              -     0.00%               8           -      0.00%
                                                         --------       --------                  -------     --------
            Total interest bearing
              liabilities .........................       324,522          6,706     2.76%         318,635       9,419      3.95%
Net interest spread (5) ...........................                                  3.43%                                  3.36%
Net interest income and net yield
       on earning assets (6) ......................                     $  9,935     3.69%                    $  9,563      3.68%

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

Noninterest Income

Noninterest income was $193 and $261 for the three months ended September 30, 2009 and 2008, respectively. The 26% decrease for the 2009 period is attributable primarily to a $43 change from a net gain on sales of assets acquired in settlement of loans of $29 in the third quarter of 2008 to a net loss of $21 on such sales in the 2009 three month period and a $19 decrease in service charges on deposit accounts in the 2009 period.

Noninterest income was $649 and $602 for the nine months ended September 30, 2009 and 2008, respectively. The 8% increase is attributed to a $23 increase in service charges on deposit accounts and a $56 increase in other income which resulted primarily from higher marketing program fees and mortgage loan origination fees in the 2009 period.

Noninterest Expenses

Noninterest expenses for the three months ended September 30, 2009 and 2008 were $2,094 and $1,931, respectively. The small increase was caused primarily by higher salaries and employee benefits expenses and higher deposit insurance expenses. In addition, professional fees increased due to expenses associated with the Company's proposed going-private transaction.

Noninterest expenses for the nine months ended September 30, 2009 and 2008 were $6,261 and $6,115, respectively. The increase of $146 was due primarily to increased expenses for deposit insurance.

Management is committed to stabilizing noninterest expenses where possible for the foreseeable future. However, acquisition of significant amounts of other real estate and other forms of assets in settlement of loans, or significant increases in foreclosure proceedings due to continued deterioration in the local real estate markets or due to expansion of economic problems such as increased unemployment in the Company's market area could negatively affect those efforts.

Although it will cause the Company to incur higher insurance premiums for deposit insurance, management has opted to continue participating in the FDIC's Transaction Account Guarantee program, which provides insurance coverage for unlimited amounts of certain qualifying deposit accounts. This enhancement to the FDIC's regular insurance program expires on June 30, 2010. On November 12, 2009, the FDIC adopted a Final Rule that requires insured financial institutions to prepay an estimate of their deposit insurance assessments for the years 2010 through 2012 on December 30, 2009. The Final Rule allows an affected institution to apply for exemption under limited circumstances. The Company expects that it will not apply for exemption, will pay the estimate as required and that the prepaid amount will be charged to expense ratably over the three-year term.

Provision and Allowance for Loan Losses

The allowance for loan losses was 1.81% of loans as of September 30, 2009 compared with 1.36% as of December 31, 2008 and 1.21% as of September 30, 2008. The provision for loan losses was $2,300 and $670 for the three months ended September 30, 2009 and 2008, respectively. During the third quarter of 2009, net charge-offs totaled $1,357. During the 2008 third quarter, net charge-offs were $363. For the first nine months of 2009, the provision for loan losses was $4,150, compared with $1,385 for the same period of 2008. The higher provision for the 2009 three and nine month periods was primarily the result of net charge-offs, higher amounts of non-performing loans, growth in the loan portfolio, and management's assessment of the losses inherent in the portfolio.

Unemployment in the Company's market area has remained high over the past several quarters. The unemployment rate for the Greenville, SC Metropolitan Statistical Area was 10.4% as of September 30, 2009, compared with 11.0% as of June 30, 2009, 7.9% as of December 31, 2008 and 6.4% as of September 30, 2008. Until there is significant and sustained improvement in the unemployment rate, the Company expects continuing higher levels of defaults on loans and corresponding higher provisions for loan losses, which will decrease net income. In addition, market values of real estate will need to recover significantly before the balances of many real estate secured loans are completely covered by the collateral.

Management reviews the adequacy of the allowance on an ongoing basis and believes it is adequate.

The following table shows the changes in the allowance for loan and lease losses during the periods shown:

                                                                    Nine Months Ended       Year Ended       Nine Months Ended
                                                                      September 30,         December 31,        September 30,
                                                                           2009                 2008                 2008
                                                                           ----                 ----                 ----
Allowance at beginning of period ..................................      $ 4,110              $ 2,943              $ 2,943
Provision for loan losses .........................................        4,150                2,880                1,385
Charge-offs .......................................................       (3,060)              (2,382)              (1,134)
Recoveries ........................................................          330                  669                  359
                                                                         -------              -------              -------
Allowance at end of period ........................................      $ 5,530              $ 4,110              $ 3,553
                                                                         =======              =======              =======

Allowance as a percentage of loans outstanding
   at period end ..................................................         1.81%                1.36%                1.21%
Annualized net charge-offs as a percentage
   of average loans ...............................................         1.19%                0.61%                0.37%

Loans

The following table shows the composition of the loan portfolio at each date indicated.

                                                                  September 30,                   December 31,
                                                                      2009                            2008
                                                                      ----                            ----
Commercial, financial and agricultural ...................          $ 45,021           15%          $ 42,734          14%
Real estate - construction, land
  development and other land .............................            70,733           23%            75,537          25%
Real estate - mortgage ...................................           184,685           60%           178,387          59%
Installment loans ........................................             4,748            2%             4,975           2%
                                                                    --------          ---           --------         ---
Total loans ..............................................          $305,187          100%          $301,633         100%
                                                                    ========          ===           ========         ===


Non-Performing Loans

Following is a summary of non-performing loans as of September 30, 2009 and December 31, 2008:

                                                                                            September 30,        December 31,
                                                                                               2009                   2008
                                                                                               ----                   ----
Non-performing loans
  Nonaccrual loans ...................................................................       $11,375                $ 6,497
  Loans past due 90 days or more and still accruing ..................................           346                    714
                                                                                             -------                -------
                Total ................................................................       $11,721                $ 7,211
                                                                                             =======                =======
Non-performing loans as a percentage of:
  Loans outstanding ..................................................................          3.84%                  2.39%
  Allowance for loan losses ..........................................................        211.95%                175.45%

Higher amounts of impaired loans for 2009 reflect the higher unemployment rate, continuing slowdown in real estate activity, depressed real estate values, and other economic problems that affect the Company's customers. Approximately $13,717 of the Company's loans are considered to be impaired as of September 30, 2009. Impaired loans consisted of 44 loans averaging $312 and were substantially all secured by real estate. The allowance for loan losses includes $1,448 allocated to those loans. There were no restructured loans in either period.

Potential problem loans, consisting of loans where information about the borrower's possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms and which may result in subsequent classification of such loans as non-performing loans, totaled $2,468 as of September 30, 2009 and $1,730 as of September 30, 2008.

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

The Bank is a member of the FHLB of Atlanta (the "FHLB") and, as such, has the ability to borrow against eligible collateral items consisting of certain investment securities, certain 1-4 family residential mortgage loans and qualifying commercial loans. At September 30, 2009, the Bank had $24,000 of such borrowings outstanding and had the ability to borrow up to an additional $87,070 from the FHLB.

The Bank also has $6,000 available through lines of credit with other banks as an additional source of liquidity funding. Management believes that the Company's and the Bank's overall liquidity sources are adequate to meet their operating needs in the ordinary course of business.

The Company's loan-to-deposit ratio was 100.6% as of September 30, 2009 and 97.0% as of December 31, 2008.


CAPITAL RESOURCES

The Company's capital base increased by $8,764 during the first nine months of 2009. This change resulted primarily from the issuance of preferred stock for proceeds of approximately $9,000 under the U. S. Treasury's Capital Purchase Plan. In addition, $153 of net income, $41 of net unrealized holding gains on available for sale securities and $89 from share-based compensation increased capital. Cash dividends accumulated and/or declared on preferred and common stock during the first nine months of 2009 decreased stockholders' equity by $570. The Company's average equity to average assets ratio was 7.50% at September 30, 2009, compared with 6.54% at December 31, 2008.

The Federal Reserve and the FDIC have issued guidelines for risk-based capital requirements for bank holding companies and banks. As of September 30, 2009, the Company and Bank exceeded the capital levels that are required to be maintained.

It is management's objective to maintain capital levels such that the Bank will continue to be considered well capitalized. However, no assurance can be given that this objective will be achieved. The Company anticipates that it will maintain capital at levels that will allow the Company and the Bank to qualify as being adequately capitalized as defined by regulation.

Company and Bank capital ratios at September 30, 2009 are presented in the following table along with the "well capitalized" and minimum ratios applicable to the Bank under the FDIC regulatory definitions and guidelines:


                                                           Total
                                              Tier 1      Capital       Leverage
                                              ------      -------       --------
Company ...................................    9.9%        14.2%          8.1%
Bank ......................................   11.8%        13.1%          9.7%
Minimum "well-capitalized" requirement ....    6.0%        10.0%          5.0%
Minimum requirement .......................    4.0%         8.0%          4.0%


OFF-BALANCE-SHEET ARRANGEMENTS

The Company, through operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At September 30, 2009, the Bank had issued commitments to extend credit of $66,901 through various types of lending.

The commitments generally expire over one year. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity," the Company believes that it has adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligations to the third party. Standby letters of credit totaled $948 at September 30, 2009. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements or transactions that could result in liquidity needs or other commitments or significantly impact earnings. Obligations under noncancelable operating lease agreements totaled approximately $269 at September 30, 2009. These obligations are payable over several years as shown in Note 10 to the Company's audited Financial Statements included in the Company's 2008 Annual Report on Form 10-K.


Commitments and Contingencies

As a result of the acquisition of $2,413 in specialty commercial loans during the second quarter of 2005, the Company is obligated to pay the seller's former owners a percentage of the outstanding loan balances each quarter. Currently, the percentage payout is 3% annually, but the percentage declines over the life of an agreement that expires May 16, 2015. Payments made under this agreement during the first nine months of 2009 totaled $15.


Variable Interest Entity

On May 3, 2006, the Company sponsored the creation of a Delaware statutory trust, GrandSouth Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On May 10, 2006, the Trust issued $8,000 in floating rate capital securities. The proceeds of this issuance, and the amount of the Company's investment in the common securities, were used to acquire $8,247 principal amount of the Company's floating rate junior subordinated debt securities due 2036 ("Debentures"), which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, is adjustable quarterly at 3 month LIBOR plus 185 basis points. Currently, the rate applicable to this debt is 2.14%. The
Company may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the Debentures.

The Debentures are redeemable at par at the option of the Company, in whole or in part, on any interest payment date on or after June 23, 2011. Prior to that date, the Debentures are redeemable at par plus a premium of up to 4.40% of par upon the occurrence of certain events that would have a negative tax effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of capital securities and common securities. The Trust's obligations under the capital securities are unconditionally guaranteed by the Company. In accordance with the provisions of FASB ASC Topic 810, "Consolidation," the Trust is not consolidated in the Company's financial statements.

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

As of September 30, 2009 there was no significant change from the interest rate sensitivity analysis as of December 31, 2008. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis or Plan of Operation included in the 2008 Annual Report on Form 10-K.


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


   GRANDSOUTH BANCORPORATION
    Registrant



By:    /s/ Mason Y. Garrett                               Date:November 16, 2009
--------------------------------
     Mason Y. Garrett
     Chief Executive Officer


By:    /s/ J. B. Garrett                                 Date: November 16, 2009
--------------------------------
     J. B. Garrett
     Chief Financial Officer

                                  EXHIBIT INDEX


   31.1   Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

   31.2   Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

   32     Certifications pursuant to 18 U.S.C. Section 1350