Form 10-Q
period 2021-03-31
GRANDSOUTH BANCORPORATION
filed 2021-05-17
CIK 1126961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2021

Commission File Number: 000-31937

Grandsouth Bancorporation
(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State of Incorporation)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 770-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, no par value	GRRB	The OTC Market Group’s QTCQX

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 7, 2021, 5,108,181 shares of the issuer’s common stock (no par value), were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
(in thousands, except share data)	2021	2020
Assets
Cash and due from banks	$5,699	$6,216
Interest-earning deposits	71,054	51,137
Federal funds sold	16,334	5,672
Cash and cash equivalents	93,087	63,025
Investments - available for sale	117,654	110,707
Other investments, at cost	5,476	6,252
Loans receivable, net	889,494	878,545
Allowance for loan losses	(12,959)	(12,572)
Premises and equipment, net	16,586	16,680
Real estate owned	1,845	1,932
Accrued interest receivable	5,381	5,704
Bank owned life insurance	14,954	14,861
Net deferred tax asset	2,934	2,501
Goodwill	737	737
Other assets	1,159	1,407
Total assets	$1,136,348	$1,089,779

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$236,554	$203,502
Interest-bearing	754,003	742,978
Total deposits	990,557	946,480
Federal Home Loan Bank advances	16,000	16,000
Junior subordinated notes	35,774	35,744
Accrued interest payable	670	336
Accrued expenses and other liabilities	7,124	4,694
Total liabilities	1,050,125	1,003,254

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock - Series A - no par value; 287,895 shares authorized, issued, and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,173,397 and 5,271,971 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	44,868	46,645
Retained earnings	40,758	37,721
Accumulated other comprehensive income	597	2,159
Total shareholders’ equity	86,223	86,525

Total liabilities and shareholders’ equity	$1,136,348	$1,089,779

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$13,138	$13,096
Taxable securities	268	370
Tax-exempt securities	70	17
Interest-earning deposits	19	73
Other	34	60
Total interest income	13,529	13,616

Interest expense:
Deposits	993	2,735
Federal Home Loan Bank advances	35	33
Junior subordinated notes	433	250
Other borrowings	—	5
Total interest expense	1,461	3,023
Net interest income	12,068	10,593
Provision for loan losses	242	1,083
Net interest income after provision for loan losses	11,826	9,510

Noninterest income:
Service charges on deposit accounts	268	235
Bank owned life insurance	92	101
Net gain on sale of premises and equipment	6	—
Other	209	168
Total noninterest income	575	504

Noninterest expenses:
Compensation and employee benefits	5,074	5,156
Net occupancy	564	554
Federal deposit insurance	153	131
Professional and advisory	309	272
Data processing	533	450
Marketing and advertising	44	58
Net cost of operation of real estate owned	110	15
Other	880	859
Total noninterest expenses	7,667	7,495
Income before taxes	4,734	2,519
Income tax expense	1,140	607

Net income	3,594	1,912
Preferred stock dividends	(30)	(24)
Net income applicable to common shareholders	$3,564	$1,888

Earnings per common share:
Basic	$0.65	$0.35
Diluted	$0.65	$0.34

Weighted average common shares outstanding:
Basic	5,201,787	5,206,020
Diluted	5,258,078	5,291,530

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$3,594	$1,912
Other comprehensive income:
Change in unrealized holding gains on securities available for sale	(1,996)	1,359
Income tax effect related to items of other comprehensive (loss) income	434	(317)
Total other comprehensive (loss) income, after tax	(1,562)	1,042
Comprehensive income	$2,032	$2,954

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

							Accumulated Other
	Common Stock		Preferred Stock		Additional	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income	Total
Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss , net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock-based compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	$—	287,895	$—	$44,868	$40,758	$597	$86,223

Balance at December 31, 2019	5,201,951	$—	287,895	$—	$45,625	$30,841	$184	$76,650
Net income	—	—	—	—	—	1,912	—	1,912
Other comprehensive income, net of tax	—	—	—	—	—	—	1,043	1,043
Stock compensation expense	—	—	—	—	213	—	—	213
Stock options exercised	8,580	—	—	—	48	—	—	48
Common stock dividend ($0.08 per share)	—	—	—	—	—	(416)	—	(416)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balance at March 31, 2020	5,210,531	$—	287,895	$—	$45,886	$32,313	$1,227	$79,426

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$3,594	$1,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	734	297
Investment amortization, net	336	179
Provision for loan losses	242	1,083
Provision for real estate owned	87	—
Stock-based compensation expense	155	214
Income on bank owned life insurance, net	(92)	(101)
Gain on sale of fixed assets	(6)	—
Net change in operating assets and liabilities:
Accrued interest receivable	323	359
Other assets	249	29
Accrued interest payable	334	157
Other liabilities	299	341
Net cash provided by operating activities	6,255	4,470

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(12,644)	—
Maturities/calls and principal repayments	5,495	3,929
Net increase in loans	(11,289)	(15,514)
Proceeds from sale of fixed assets	9	—
Purchase of fixed assets	(128)	(67)
Purchase of other investments, at cost	—	(973)
Redemption of other investments, at cost	776	—
Net cash used in investing activities	(17,781)	(12,625)

Cash flows from financing activities:
Net increase in deposits	44,077	(10,648)
Repurchase of common stock	(2,392)	—
Proceeds from FHLB advances	—	20,000
Cash received upon exercise of stock options	460	48
Dividends paid on common stock	(527)	(417)
Dividends paid on preferred stock	(30)	(24)
Net cash provided by financing activities	41,588	8,959

Net change in cash and cash equivalents	30,062	804

Cash and cash equivalents, beginning of period	63,025	42,779

Cash and cash equivalents, end of period	$93,087	$43,583

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,093	$2,855
Income taxes	—	4

Significant noncash investing activities:
Investments to be settled	$2,131	$—

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

GrandSouth Bancorporation (“we,” “us,” “our,” or the “Company”) was incorporated on September 7, 2000 for the purpose of becoming the holding company for GrandSouth Bank (the “Bank”). On October 2, 2000, pursuant to the Plan of Exchange, all of the outstanding shares of capital stock of the Bank were exchanged for shares of the Company. The Company’s primary operation is its investment in the Bank. The Company also owns 100% of the common stock of GrandSouth Capital Trust I (the “Trust”), a Delaware statutory trust formed in 2006 to facilitate the issuance of trust preferred securities.

The Bank is a South Carolina state-chartered commercial bank that provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the South Carolina State Board of Financial Institutions.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. The accounts of the Trust are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Business Segments

Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s two reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. Please refer to “Note 9 – Reportable Segments” for further information on the reporting for the Company’s two business segments.

Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, in the near term, relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Form 10 for the year ended December 31, 2020, filed with the SEC on March 30, 2021 (the “2020 Form 10”). In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

Reclassification

Certain amounts in the prior year’s financial statements may have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on our results of operations or financial condition as previously reported.

Recent Accounting Standards Updates

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test, which required an entity to calculate the implied fair value of goodwill by valuing a reporting unit’s assets and liabilities using the same process that would be required to value assets and liabilities in a business combination. Instead, the amendments require that an entity perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this update as of January 1, 2020, with no material impact on the consolidated financial statements.

In September 2016, the FASB issued amendments to ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in the update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected thereby providing financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by the reporting entity. The amendments will be effective for the Company for reporting periods beginning after December 15, 2022. The Company has formed a cross-functional committee to provide corporate governance over the implementation of this update, has evaluated data sources and made process updates to capture additional relevant data, has identified a service provider to perform the calculation, and continues to attend seminars and forums specific to this update. The Company also engaged the service provider to assist with the implementation of the standard. While we continue to evaluate the impact the new guidance will have on our financial position and results of operations, we currently expect the new guidance may result in an increase to our allowance for credit losses given the change to estimated losses over the contractual life of the loan portfolio. The amount of any change to our allowance will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at that date.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act included a number of provisions that were applicable to the Company, including the following:

○	Accounting relief for troubled debt restructures (“TDRs”): The CARES Act provided that modifications under certain forbearance conditions for loans that were not more than 30 days past due at December 31, 2020 will not be considered TDRs for regulatory reporting and GAAP.

○	Paycheck Protection Program (“PPP”): The CARES Act created the PPP through the Small Business Administration (“SBA”), which allowed the Company to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls or restores payrolls afterwards.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) securities as of March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$1,483	$—	$(67)	$1,416
State and municipal obligations	20,468	715	(381)	20,802
Mortgage-backed securities - agency	34,198	442	(363)	34,277
Collateralized mortgage obligations - agency	49,612	672	(346)	49,938
Asset-backed securities	6,131	6	(9)	6,128
Corporate bonds	5,000	126	(33)	5,093
Total	$116,892	$1,961	$(1,199)	$117,654

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal obligations	$16,684	$1,136	$—	$17,820
Mortgage-backed securities - agency	31,056	463	(32)	31,487
Collateralized mortgage obligations - agency	49,441	1,194	(75)	50,560
Asset-backed securities	6,268	5	(38)	6,235
Corporate bonds	4,500	127	(22)	4,605
Total	$107,949	$2,925	$(167)	$110,707

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	March 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agencies	$1,416	$67	$—	$—	$1,416	$67
State and municipal obligations	5,051	381	—	—	5,051	381
Mortgage-backed securities - agency	15,303	363	—	—	15,303	363
Collateralized mortgage obligations - agency	22,721	346	—	—	22,721	346
Asset-backed securities	—	—	2,782	9	2,782	9
Corporate bonds	1,467	33	—	—	1,467	33
	$45,958	$1,190	$2,782	$9	$48,740	$1,199

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities - agency	$6,223	$32	$—	$—	$6,223	$32
Collateralized mortgage obligations - agency	20,673	75	—	—	20,673	75
Asset-backed securities	—	—	2,808	38	2,808	38
Corporate bonds	1,478	22	—	—	1,478	22
	$28,374	$129	$2,808	$38	$31,182	$167

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below:

	March 31, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	1	—	1
State and municipal obligations	5	—	5
Mortgage-backed securities - agency	4	—	4
Collateralized mortgage obligations - agency	7	—	7
Asset-backed securities	—	2	2
Corporate bonds	4	—	4
	21	2	23

	December 31, 2020
	Less Than 12 Months	More Than 12 Months	Total
Mortgage-backed securities - agency	1	—	1
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	4	—	4
	10	2	12

Management of the Company believes all unrealized losses as of March 31, 2021 and December 31, 2020 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

There were no AFS investment security sales for the three months ended March 31, 2021 or 2020.

The amortized cost and estimated fair value of AFS investments in debt securities at March 31, 2021, by contractual maturity, are shown below (in thousands).

	March 31, 2021
	Amortized Cost	Fair Value
1 year or less	$500	$500
Over 5 years through 10 years	5,483	5,523
Over 10 years	20,968	21,288
Total securities other than asset-backed and mortgage-backed securities	26,951	27,311

Mortgage-backed securities	34,198	34,277
Collaterized mortgage obigations	49,612	49,938
Asset-backed securities	6,131	6,128
Total	$116,892	$117,654

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There were no AFS securities pledged against deposits and borrowings at March 31, 2021 or at December 31, 2020.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	March 31, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,225	$1,501
Investment in Trust Preferred Securities	247	247
Certificates of deposit	3,504	4,004
Other investments	500	500
Total other investments, at cost	$5,476	$6,252

Certificates of deposit totaling $1.0 million and $0.8 million were pledged against customer deposits at March 31, 2021, and December 31, 2020, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	March 31,	December 31,
	2021	2020
Real estate loans:
One-to four-family residential	$118,218	$114,119
Commercial real estate	384,342	369,706
Home equity loans and lines of credit	17,684	17,174
Residential construction	28,643	30,989
Other construction and land	79,441	68,611
Total real estate loans	628,328	600,599
Commercial	228,269	243,617
Consumer	34,012	35,362
Total commercial and consumer	262,281	278,979
Loans receivable, gross	890,609	879,578
Net deferred loan fees	(1,033)	(956)
Unaccreted discount	(270)	(274)
Unamortized premium	188	197
Loans receivable, net of deferred fees	$889,494	$878,545

Commercial loans includes PPP loans with recorded investments of $16.6 million and $22.5 million as of March 31, 2021 and December 31, 2020, respectively.

The Bank had $40.0 million and $41.1 million of loans pledged as collateral to secure funding with the FHLB at March 31, 2021 and December 31, 2020, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	(13)	(148)	(24)	(69)	75	338	83	242
Charge-offs	(30)	—	—	—	—	(106)	—	(136)
Recoveries	16	—	—	—	—	265	—	281
Ending balance	$1,270	$4,411	$207	$320	$918	$5,615	$218	$12,959

	Three Months Ended March 31, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,098	$3,122	$188	$84	$584	$5,024	$187	$10,287
Provision	136	579	32	39	(9)	294	12	1,083
Charge-offs	—	—	—	—	—	(560)	(26)	(586)
Recoveries	—	—	—	—	—	172	—	172
Ending balance	$1,234	$3,701	$220	$123	$575	$4,930	$173	$10,956

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	March 31, 2021
					Other
	One-to-four	Commercial Real	Home Equity and	Residential	Construction and
	Family Residential	Estate	Lines of Credit	Construction	Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$24	$—	$—	$—	$—		$—	$24
Collectively evaluated for impairment	1,246	4,411	207	320	918	5,615	218	12,935
	$1,270	$4,411	$207	$320	$918	$5,615	$218	$12,959

Loans Receivable
Individually evaluated for impairment	$640	$1,713	$—	$—	$—	$89	$—	$2,442
Collectively evaluated for impairment	117,374	382,068	17,724	28,493	79,085	228,262	34,046	887,052
	$118,014	$383,781	$17,724	$28,493	$79,085	$228,351	$34,046	$889,494

	December 31, 2020
					Other
	One-to-four	Commercial Real	Home Equity and	Residential	Construction and
	Family Residential	Estate	Lines of Credit	Construction	Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1	$—	$1
Collectively evaluated for impairment	1,297	4,559	231	389	843	5,117	135	12,571
	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572

Loans Receivable
Individually evaluated for impairment	$281	$987	$—	$—	$126	$320	$66	$1,780
Collectively evaluated for impairment	113,658	368,149	17,213	30,838	68,160	243,401	35,346	876,765
	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

Portfolio Quality Indicators

The Company’s loan portfolio grading analysis estimates the capability of the borrower to repay the contractual obligations of the loan agreements as scheduled. The Company’s internal credit risk grading system is based on experiences with similarly graded loans, industry best practices, and regulatory guidance. Credit risk grades are refreshed each quarter, at which time management analyzes the resulting information, as well as other external statistics and factors, to track loan performance.

The Company’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

●	Pass (1-5) – Acceptable loans with any identifiable weaknesses appropriately mitigated.

●	Special Mention (6) – Potential weakness or identifiable weakness present without appropriate mitigating factors; however, loan continues to perform satisfactorily with no material delinquency noted. This may include some deterioration in repayment capacity and/or loan-to-value of securing collateral.

●	Substandard (7) – Significant weakness that remains unmitigated, most likely due to diminished repayment capacity, serious delinquency, and/or marginal performance based upon restructured loan terms.

●	Doubtful (8) – Significant weakness that remains unmitigated and collection in full is highly questionable or improbable.

●	Loss (9) – Collectability is unlikely resulting in immediate charge-off.

Description of Segment and Class Risks

Each of our portfolio segments and the classes within those segments are subject to risks that could have an adverse impact on the credit quality of our loan portfolio. Management has identified the most significant risks as described below which are generally similar among our segments and classes. While the list is not exhaustive, it provides a description of the risks that management has determined are the most significant.

One-to-four family residential

We centrally underwrite each of our one-to-four family residential loans using credit scoring and analytical tools consistent with the Board-approved lending policy and internal procedures based upon industry best practices and regulatory directives. We also evaluate the value and marketability of the collateral. Common risks to each class of non-commercial loans, including one-to-four family residential, include risks that are not specific to individual transactions such as general economic conditions within our markets, particularly unemployment and potential declines in real estate values. Personal events such as death, disability or change in marital status also add risk to non-commercial loans.

Commercial real estate

Commercial mortgage loans are primarily dependent on the ability of our customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a customer’s business results are significantly unfavorable versus the original projections, the ability for our loan to be serviced on a basis consistent with the contractual terms may be at risk. While these loans are secured by real property and possibly other business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation. Other commercial real estate loans consist primarily of loans secured by multifamily housing. The primary risk associated with multifamily loans is the ability of the income-producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in our customer having to provide rental rate concessions to achieve adequate occupancy rates.

Home equity and lines of credit

Home equity loans are often secured by first or second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render our second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lienholders that may further weaken our collateral position. Further, the open-end structure of these loans creates the risk that customers may draw on the lines of credit in excess of the collateral value if there have been significant declines since origination.

Residential construction and other construction and land

Residential mortgage construction loans are typically secured by undeveloped or partially developed land with funds to be disbursed as home construction is completed contingent upon receipt and satisfactory review of invoices and inspections. Declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the collateral’s current market value. Non-commercial construction and land development loans can experience delays in completion and/or cost overruns that exceed the borrower’s financial ability to complete the project. Cost overruns can result in foreclosure of partially completed collateral with unrealized value and diminished marketability. Commercial construction and land development loans are dependent on the supply and demand for commercial real estate in the markets we serve as well as the demand for newly constructed residential homes and building lots. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial

We centrally underwrite each of our commercial loans, which includes agricultural loans and specialty floor-plan lending, based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We strive to gain a complete understanding of our borrower’s businesses, including the experience and background of the principals of such businesses. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, or other assets including accounts receivable and inventory, we gain an understanding of the likely value of the collateral and what level of strength it brings to the loan transaction. To the extent that the principals or other parties are obligated under the note or guaranty agreements, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including volatility or seasonality of cash flows, changing demand for products and services, personal events such as death, disability or change in marital status, and reductions in the value of our collateral. Common risks to specialty floor-plan lending includes adverse conditions in the automobile market and risks associated with declining values. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment.

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	March 31, 2021
	One-to-Four		Home Equity		Other
Loan	Family	Commercial	and Lines of	Residential	Construction and
Grade	Residential	Real Estate	Credit	Construction	Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$597	$199	$796
2	—	263		—	—	1,373	12	1,648
3	13,552	53,313	800	360	15,155	18,472	153	101,805
4	92,125	286,751	14,894	24,810	53,200	113,551	32,391	617,722
5	10,083	35,782	1,821	3,323	10,596	92,666	1,161	155,432
6	1,112	5,792	59	—	—	1,282	51	8,296
7	1,142	1,880	150	—	134	410	79	3,795
Total	$118,014	$383,781	$17,724	$28,493	$79,085	$228,351	$34,046	$889,494

	December 31, 2020
	One-to-Four		Home Equity		Other
Loan	Family	Commercial	and Lines of	Residential	Construction and
Grade	Residential	Real Estate	Credit	Construction	Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$432	$168	$600
2	—	269		—	—	984	21	1,274
3	10,946	50,287	834	190	17,202	21,624	304	101,387
4	92,055	281,473	14,363	25,359	38,869	124,579	33,671	610,369
5	8,898	29,716	1,856	5,289	12,074	94,496	1,108	153,437
6	1,231	5,453	9	—	—	1,030	54	7,777
7	809	1,938	151	—	141	576	86	3,701
Total	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	March 31, 2021
	30-59 Days Past	60-89 Days Past	90 Days and Over			Total Loans
	Due	Due	Past Due	Total Past Due	Current	Receivable
One-to-four family residential	$—	$—	$—	$—	$118,014	$118,014
Commercial real estate	—	—	—	—	383,781	383,781
Home equity and lines of credit	—	—	—	—	17,724	17,724
Residential construction	—	—	—	—	28,493	28,493
Other construction and land	—	—	—	—	79,085	79,085
Commercial	—	—	9	9	228,342	228,351
Consumer	896	583	2,297	3,776	30,270	34,046
Total	$896	$583	$2,306	$3,785	$885,709	$889,494

	December 31, 2020
	30-59 Days Past	60-89 Days Past	90 Days and Over			Total Loans
	Due	Due	Past Due	Total Past Due	Current	Receivable
One-to-four family residential	$—	$—	$15	$15	$113,924	$113,939
Commercial real estate	—	—	—	—	369,136	369,136
Home equity and lines of credit	—	—	—	—	17,213	17,213
Residential construction	—	—	—	—	30,838	30,838
Other construction and land	—	—	—	—	68,286	68,286
Commercial	6	—	2	8	243,713	243,721
Consumer	1,840	727	2,549	5,116	30,296	35,412
Total	$1,846	$727	$2,566	$5,139	$873,406	$878,545

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2021 and December 31, 2020 (in thousands).

	March 31, 2021			December 31, 2020
		Unpaid Principal	Specific		Unpaid Principal	Specific
	Recorded Balance	Balance	Allowance	Recorded Balance	Balance	Allowance
Loans without a valuation allowance
One-to-four family residential	$283	$283	$—	$281	$352	$—
Commercial real estate	1,713	1,713	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	89	89	—	308	434	—
Consumer	—	—	—	66	68	—
	2,085	2,085	—	1,768	2,000	—

Loans with a valuation allowance
One-to-four family residential	357	357	24	—	—	—
Commercial	—	—	—	12	12	1
	357	357	24	12	12	1

Total
One-to-four family residential	640	640	24	281	352	—
Commercial real estate	1,713	1,713	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	89	89	—	320	446	1
Consumer	—	—	—	66	68	—
	$2,442	$2,442	$24	$1,780	$2,012	$1

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Investment in	Income	Investment in	Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Loans without a valuation allowance
One-to-four family residential	$284	$3	$362	$5
Commercial real estate	1,738	22	3,034	24
Other construction and land	—	—	—	—
Commercial	93	2	596	2
Consumer	—	—	42	1
	2,115	27	4,034	32

Loans with a valuation allowance
One-to-four family residential	359	3	—	—
Commercial real estate	—	—	1,689	25
Other construction and land	—	—	159	2
Commercial	—	—	208	—
Consumer	—	—	15	—
	359	3	2,071	27

Total
One-to-four family residential	643	6	362	5
Commercial real estate	1,738	22	4,723	49
Other construction and land	—	—	159	2
Commercial	93	2	804	2
Consumer	—	—	57	1
	$2,474	$30	$6,105	$59

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
One-to-four family residential	$24	$39
Commercial real estate	31	31
Other construction and land	122	126
Commercial	182	324
Consumer	8	13
Non-performing loans	$367	$533

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	March 31, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$595	$24	$619
Commercial real estate	934	—	934
Other construction and land	—	122	122
Commercial	—	130	130
Consumer	51	8	59
	$1,580	$284	$1,864

	December 31, 2020
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$241	$40	$281
Commercial real estate	956	—	956
Other construction and land	—	126	126
Commercial	—	132	132
Consumer	57	10	67
	$1,254	$308	$1,562

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

		Number of TDR	Pre-Modification	Post-Modification
	Modification Type	Loans	Recorded Investment	Recorded Investment
Three months ended March 31, 2021
	Interest rate concession	1	$357	$357

Three months ended March 31, 2020
	Extended payment terms	1	$24	$24

There were no TDRs that defaulted during the three months ending March 31, 2021 or 2020 and which were modified as TDRs within the previous 12 months.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the				As of and for the Year Ended
	Three Months Ended March 31,				December 31,
	2021		2020		2020
		Interest		Interest		Interest
	Balance	Expense	Balance	Expense	Balance	Expense
Noninterest-bearing demand	$236,554	$—	$137,440	$—	$203,502	$—
Interest-bearing demand	68,542	43	19,960	5	63,614	75
Money Market	409,725	452	276,526	711	384,838	1,915
Savings	11,570	3	7,220	2	10,584	8
Time Deposits	264,166	495	362,702	2,017	283,942	5,416
	$990,557	$993	$803,848	$2,735	$946,480	$7,414

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2021, commitments to extend credit and standby letters of credit totaled $286.8 million. We do not anticipate any material losses as a result of these transactions.

In the normal course of business, the Company is periodically involved in litigation and other matters. In the opinion of the Company’s management, none of the litigation and other matters are expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$3,594	$1,912
Less: Preferred stock dividends	(30)	(24)
Net income applicable to common equity	3,564	1,888
Undistributed earnings allocated to participating securities	(167)	(81)
Net income applicable to common shareholders	$3,397	$1,807

Denominator:
Basic - Total weighted-average basic shares outstandings	5,201,787	5,206,020
Stock options	56,291	85,510
Diluted - Total weighted-average diluted shares outstanding	5,258,078	5,291,530

Basic income per share	$0.65	$0.35
Diluted income per share	$0.65	$0.34

At March 31, 2021, the Company excluded 367,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $16.56 from the computation of diluted earnings per share because of their antidilutive effect.

At March 31, 2020, the Company excluded 409,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $16.45 from the computation of diluted earnings per share because of their antidilutive effect.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income and changes in those components are presented in the tables below as of and for the years indicated (in thousands).

	Three Months Ended March 31, 2021
	AFS Securities	Total
Balance, beginning of period	$2,159	$2,159
Change in net unrealized holding gains on AFS securities	(1,996)	(1,996)
Income tax effect	434	434
Balance, end of period	$597	$597

	Three Months Ended March 31, 2020
	AFS Securities	Total
Balance, beginning of period	$184	$184
Change in net unrealized holding losses on AFS securities	1,359	1,359
Income tax effect	(317)	(317)
Balance, end of period	$1,226	$1,226

There were no AFS securities sold during the three months ended March 31, 2021, or 2020.

NOTE 9. REPORTABLE SEGMENTS

Grandsouth’s banking segment Grandsouth Bank conducts traditional banking operations (as Grandsouth Bank, or Core Bank) and offers specialty lending (as Carbucks). The Core Bank and Carbucks are Grandsouth’s primary reportable segments for management financial reporting. This business segment structure along primary lending products is consistent with the way management internally reviews financial information and allocates resources. Results for prior periods have been restated for comparability.

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended March 31, 2021
	Core Bank	Carbucks	Other	Total
Interest income	$8,577	$4,613	$339	$13,529
Interest expense	663	365	433	1,461
Net interest income	7,914	4,248	(94)	12,068
Provision for loan losses	523	(281)	—	242
Noninterest income	447	37	91	575
Noninterest expense	5,217	2,435	15	7,667
Net income (loss) before taxes	2,621	2,131	(18)	4,734
Income tax expense (benefit)	631	513	(4)	1,140
Net income (loss)	$1,990	$1,618	$(14)	$3,594

Total assets	$924,723	$78,756	$132,869	$1,136,348

	As of and for the Three Months Ended March 31, 2020
	Core Bank	Carbucks	Other	Total
Interest income	$8,040	$5,189	$387	$13,616
Interest expense	2,042	731	250	3,023
Net interest income	5,998	4,458	137	10,593
Provision for loan losses	904	179	—	1,083
Noninterest income	257	147	100	504
Noninterest expense	4,650	2,833	12	7,495
Net income before taxes	701	1,593	225	2,519
Income tax expense	169	385	53	607
Net income	$532	$1,208	$172	$1,912

Total assets	$757,852	$82,493	$85,932	$926,277

Core Bank - The bank’s primary business is to provide traditional deposit and lending products and services to commercial and retail banking clients.

Carbucks – The banking division that provides specialty floor plan lending to small automobile dealers in over 20 states.

Other – Includes AFS securities portfolio, BOLI, parent company activities, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

NOTE 10. FAIR VALUE DISCLOSURES

Overview

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

Fair Value Hierarchy

Level 1 - Valuation is based on inputs that are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as interest rates, yield curves observable at commonly quoted intervals, and other market-corroborated inputs.

Level 3 - Valuation is generated from techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s valuation process.

Financial Assets and Financial Liabilities Measured on a Recurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets and financial liabilities on a recurring basis:

Investment Securities Available-for-Sale

We obtain fair values for debt securities from a third-party pricing service, which utilizes several sources for valuing fixed-income securities. The market evaluation sources for debt securities include observable inputs rather than significant unobservable inputs and are classified as Level 2. The service provider utilizes pricing models that vary by asset class and include available trade, bid and other market information. Generally, the methodologies include broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Also included in securities are corporate bonds which are valued using significant unobservable inputs and are classified as Level 2 or Level 3 based on market information available during the period.

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$1,416	$—	$1,416
State and municipal obligations	—	20,802	—	20,802
Mortgage-backed securities - agency	—	34,277	—	34,277
Collateralized mortgage obligations - agency	—	49,938	—	49,938
Asset-backed securities	—	6,128	—	6,128
Corporate bonds	—	—	5,093	5,093
Total recurring assets at fair value	$—	$112,561	$5,093	$117,654

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
State and municipal obligations	$—	$17,820	$—	$17,820
Mortgage-backed securities - agency	—	31,487	—	31,487
Collateralized mortgage obligations - agency	—	50,560	—	50,560
Asset-backed securities	—	6,235	—	6,235
Corporate bonds	—	—	4,605	4,605
Total recurring assets at fair value	$—	$106,102	$4,605	$110,707

There were no financial liabilities measured at fair value on a recurring basis as of March 31, 2021, or December 31, 2020.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$4,605	$—
Corporate bond additions	500	500
Corporate bond fair value adjustments	(12)	—

Balance at end of period	$5,093	$500

Financial Assets Measured on a Nonrecurring Basis

The Company uses the following methods and assumptions in estimating the fair value of its financial assets on a nonrecurring basis:

Impaired Loans

Impaired loans are carried at the lower of recorded investment or fair value. The fair value of collateral dependent impaired loans is estimated using the value of the collateral less selling costs if repayment is expected from liquidation of the collateral. Appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or our knowledge of the borrower and the borrower’s business. Impaired loans carried at fair value are classified as Level 3. Impaired loans measured using the present value of expected future cash flows are not deemed to be measured at fair value.

REO

REO obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. REO carried at fair value is classified as Level 3.

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Real estate owned:
Commercial real estate	$—	$—	$450	$450
Other construction and land	—	—	1,395	1,395
Total	$—	$—	$1,845	$1,845

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$40	$40
Commercial real estate	—	—	31	31
Other construction and land	—	—	126	126
Commercial	—	—	320	320
Consumer	—	—	10	10
Real estate owned:
Commercial real estate	—	—	513	513
Other construction and land	—	—	1,419	1,419
Total	$—	$—	$2,459	$2,459

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2021, or December 31, 2020.

Impaired loans totaling $2.4 million at March 31, 2021 and $1.3 million at December 31, 2020 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2021 and December 31, 2020.

			March 31, 2021	December 31, 2020
	Valuation Technique	Unobservable Input	General Range	General Range

Impaired loans	Discounted Appraisals	Collateral discounts	0% - 30%	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%	0% - 40%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% - 3%	0% - 5.5%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

		Fair Value Measurements at March 31, 2021
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$93,087	$93,087	$93,087	$—	$—
Securities available for sale	117,654	117,654	—	112,561	5,093
Loans receivable, net	889,494	881,242	—	—	881,242
Other investments, at cost	5,476	5,476	—	5,476	—
Accrued interest receivable	5,381	5,381	—	5,381	—
BOLI	14,954	14,954	—	14,954	—

Liabilities:
Demand deposits, money market and savings	$726,391	$726,391	$—	$726,391	$—
Time deposits	264,166	264,591	—	264,591
Federal Home Loan Bank advances	16,000	16,165	—	16,165	—
Junior subordinated debentures	35,744	35,194	—	35,194	—
Accrued interest payable	670	670	—	670	—

		Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$63,025	$63,025	$63,025	$—	$—
Securities available for sale	110,707	110,707	—	106,102	4,605
Loans receivable, net	878,545	869,602	—	—	869,602
Other investments, at cost	6,252	6,252	—	6,252	—
Accrued interest receivable	5,704	5,704	—	5,704	—
BOLI	14,861	14,861	—	14,861	—

Liabilities:
Demand deposits, money market and savings	$662,538	$580,030	$—	$580,030	$—
Time deposits	283,942	284,655	—	284,655
Federal Home Loan Bank advances	16,000	16,274	—	16,274	—
Junior subordinated debentures	35,744	34,234	—	34,234	—
Accrued interest payable	336	336	—	336	—

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2021. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the items noted below.

On April 21, 2021, the Company’s Board of Directors approved regular cash dividends of $0.10 per common share and $0.105 per Series A preferred share payable on May 21, 2021 to shareholders of record on May 7, 2021.

The Company repurchased 75,216 common shares subsequent to March 31, 2021 for a total of $1.6 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1932 (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The Company is under no duty to and does not undertake any obligation to update any forward-looking statements after the date of this Form 10-Q except as required by law.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into potential new markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry including as a result of the new presidential administration and Democratic control of Congress;
●	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, including, but not limited to, due to the negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
●	Changes in monetary and tax policies;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies, practices or guidelines;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed; and
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, (including the potential effects of COVID-19 on trade), supply chains disruptions in transportation, war or terrorist activities, essential utility outages or trade disputes and tariffs.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020 (” 2020 Form 10”).

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2021 have remained unchanged from the disclosures presented in our 2020 Form 10. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

Overview

The Company was incorporated in 2000 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s primary purpose is to serve as the holding company for the Bank. On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders of the Bank, all of the outstanding shares of capital stock of the Bank were exchanged for shares of the Company, and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

The Company has one non-bank subsidiary, the GrandSouth Trust, a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. The GrandSouth Trust is not consolidated in the Company’s financial statements.

We provide a full range of financial services through offices located throughout South Carolina. We provide full-service retail and commercial banking products.

Our results of operations are significantly affected by general economic and competitive conditions in our market areas and nationally, as well as changes in interest rates, sources of funding, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations.

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this Form 10-Q and in our 2020 Form 10.

Discussion of Financial Condition

General

Total assets increased $46.6 million to $1.1 billion at March 31, 2021, or 4.27%, from December 31, 2020. This increase in assets was primarily due to increases in cash and cash equivalents of $30.1 million, investments available for sale (“AFS”) of $7.0 million, and loans of $10.9 million.

Total liabilities increased $46.9 million to $1.1 billion at March 31, 2021, or 4.67%, from December 31, 2020, due primarily to increases in total deposits of $44.1 million, which includes increases in noninterest-bearing deposits of $33.1 million.

Total shareholders’ equity decreased due to changes in the fair value of AFS investments, payment of dividends, and repurchase of common shares partially offset by normal retention of earnings, exercise of stock options, and stock-based compensation. Tangible book value per common share, a non-GAAP measure, increased $0.24 to $16.27 at March 31, 2021 from $16.03 at December 31, 2020.

Cash and Cash Equivalents

Total cash and cash equivalents increased $30.1 million to $93.1 million at March 31, 2021 from $63.0 million at December 31, 2020, primarily due to the increase in deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as AFS, which is carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated (in thousands).

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. government agencies	$1,483	$1,416	$—	$—
State and municipal obligations	20,468	20,802	16,684	17,820
Mortgage-backed securities - agency	34,198	34,277	31,056	31,487
Collateralized mortgage obligations - agency	49,612	49,938	49,441	50,560
Asset-backed securities	6,131	6,128	6,268	6,235
Corporate bonds	5,000	5,093	4,500	4,605
	$116,892	$117,654	$107,949	$110,707

AFS investment securities increased $7.0 million, or 6.28%, to $117.7 million at March 31, 2021 from $110.7 million at December 31, 2020. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

Loans

The following table presents our loan portfolio composition and the corresponding percentage of total loans as of the dates indicated (in thousands). Other construction and land loans include residential acquisition and development loans and loans on commercial undeveloped land and one-to-four family improved and unimproved lots. Commercial real estate loans include loans on non-residential owner-occupied and non-owner-occupied real estate, multi-family, and owner-occupied investment property. Commercial and industrial loans include unsecured commercial loans and commercial loans secured by business assets.

	March 31,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$118,218	13.3%	$114,119	13.0%
Commercial	384,342	43.2	369,706	42.0
Home equity loans and lines of credit	17,684	2.0	17,174	2.0
Residential construction	28,643	3.2	30,989	3.5
Other construction and land	79,441	8.9	68,611	7.8
Commercial	228,269	25.6	243,617	27.7
Consumer	34,012	3.8	35,362	4.0
Loans receivable, gross	$890,609	100.0%	$879,578	100.0%
Deferred loan fees, net	(1,033)		(956)
Unaccreted discount	(270)		(274)
Unamortized premium	188		197

Loans receivable, net of deferred fees	$889,494		$878,545

Included in commercial loans are PPP loans totaling $16.6 million and $22.5 million as of March 31, 2021 and December 31, 2020, respectively.

Delinquent Loans

When a loan becomes 15 days past due, we contact the borrower to inquire as to the status of the loan payment. When a loan becomes 30 days or more past due, we increase collection efforts to include all available forms of communication. Once a loan becomes 45 days past due, we generally issue a demand letter and further explore the reasons for non-repayment, discuss repayment options, and inspect the collateral. In the event the loan officer or collections staff has reason to believe restructuring will be mutually beneficial to the borrower and the Bank, the borrower is referred to the Bank’s Credit Administration staff to explore restructuring alternatives to foreclosure. Once the demand period has expired and it has been determined that restructuring is not a viable option, the Bank’s counsel is instructed to pursue foreclosure.

The accrual of interest on loans is discontinued at the time a loan becomes 90 days delinquent or when it becomes impaired, whichever occurs first, unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual is reversed. Interest payments received on nonaccrual loans are generally applied as a direct reduction to the principal outstanding until the loan is returned to accrual status. Interest payments received on nonaccrual loans may be recognized as income on a cash basis if recovery of the remaining principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments applied to principal while the loan was on nonaccrual may be recognized in income over the remaining life of the loan after the loan is returned to accrual status.

If a loan is modified in a TDR, the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally six consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt. For a discussion of TDRs, see the section entitled “Troubled Debt Restructurings” below.

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had no loans 90 days or more past due that are still accruing interest as of March 31, 2021 or December 31, 2020 that are not 98% guaranteed by the issuing agency.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
March 31, 2021
Commercial	$—	$—	$9	$9
Consumer	896	583	2,297	3,776
Total delinquent loans	$896	$583	$2,306	$3,785
% of total loans, net	0.10%	0.07%	0.26%	0.43%

December 31, 2020
One-to-four family residential	$—	$—	$15	$15
Commercial	6	—	2	8
Consumer	1,840	727	2,549	5,116
Total delinquent loans	$1,846	$727	$2,566	$5,139
% of total loans, net	0.21%	0.08%	0.29%	0.58%

Total delinquencies as a percentage of loans have decreased from 0.58% at December 31, 2020 to 0.43% at March 31, 2021. Delinquent loans decreased $1.4 million, or 26.3%, to $3.8 million at March 31, 2021 from $5.1 million at December 31, 2020. We continue to focus on collection efforts and favorable resolutions.

Nonperforming Assets

Nonperforming loans include all loans past due 90 days and over that are not 98% guaranteed by the issuing agency, certain impaired loans, and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include nonperforming loans and real estate owned (“REO”). The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated (in thousands).

	March 31,	December 31,
	2021	2020
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$24	$39
Commercial	31	31
Other construction and land	122	126
Commercial	182	324
Consumer	8	13
Total nonperforming loans	367	533

REO:
Commercial real estate	450	513
Other construction and land	1,395	1,419
Total foreclosed real estate	1,845	1,932
Total nonperforming assets	$2,212	$2,465

TDRs still accruing	$1,580	$1,254

Ratios:
Nonperforming loans to total loans	0.04%	0.06%
Nonperforming assets to total assets	0.19%	0.23%

The decrease in nonperforming loans and nonperforming assets is the result of the successful resolution and disposal of nonperforming loans and nonperforming assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the indebtedness, in which cases the deficiency is charged-off.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession that we would not otherwise consider, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early so that we may work with them to modify their loans before they reach nonaccrual status. Modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest-only payments, and principal deferments. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. While unusual, there may be instances of forgiveness of loan principal. We individually evaluate all substandard loans that experience a modification of terms to determine if a TDR has occurred. In accordance with the CARES Act and interagency guidance, the Company implemented loan modification programs in response to the COVID-19 pandemic and elected the accounting policy allowed in the CARES Act and interagency guidance to not apply TDR accounting to these modifications.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately (in thousands).

	March 31,	December 31,
	2021	2020
Classified loans:
Substandard	$3,795	$3,701
Doubtful	—	—
Loss	—	—
Total classified loans:	3,795	3,701
Special mention	8,296	7,777
Total criticized loans	$12,091	$11,478

Total classified loans as a % of total loans, net	0.43%	0.42%
Total criticized loans as a % of total loans, net	1.36%	1.31%

Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry, and the retail industry. Although we do not have any known credit problems that are not included in the table above, we had $9.3 million of loans to the restaurant and food service industry and $5.0 million of loans to the hotel industry as of March 31, 2021.

Allowance for Loan Losses

The allowance for loan losses reflects our estimates of probable losses inherent in our loan portfolio at the balance sheet date. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of our loans in light of historical experience, the nature and volume of our loan portfolio, adverse situations that may affect our borrowers’ abilities to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the allowance for loan losses has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate all loans classified as nonaccrual or TDR, regardless of amount, and performing substandard loans greater than $200,000 for impairment. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property less an estimate of selling costs if foreclosure or sale of the property is anticipated. If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into 8 loan categories, contain average net loss rates ranging from approximately 0.00% to 1.97%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

●	Changes in lending and loan review policies;
●	Experience, ability, and depth of lending management;
●	Volume and severity of past due, nonaccrual, and classified loans;
●	Collateral values;
●	Loan concentrations and loan growth; and
●	Economic conditions – including unemployment rates, housing prices and sales, and regional economic outlooks.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends.

Our evaluation of changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of our loans, including the condition of various market segments, considered changes in economic activity and unemployment rates resulting from the COVID-19 pandemic. This evaluation resulted in a reduction in reserve related to the economic conditions qualitative factor as a result of improvement in economic conditions and unemployment rates at both national and regional levels. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated (in thousands).

	As of and for the
	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$12,572	$10,287
Charge-offs:
Real Estate:
One-to-four family residential	30	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	—	—
Commercial	106	560
Consumer	—	26
Total charge-offs	136	586

Recoveries:
Real Estate:
One-to-four family residential	16	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	—	—
Commercial	265	172
Consumer	—	—
Total recoveries	281	172
Net (recoveries) chargeoffs	(145)	414
Provision for loan losses	242	1,083
Balance at end of period	$12,959	$10,956

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.02)%	0.05%
Allowance to nonperforming loans at period end	3,531.06%	844.07%
Allowance to total loans at period end	1.46%	1.25%

Our allowance as a percentage of total loans increased to 1.46% at March 31, 2021 from 1.43% at December 31, 2020, and 1.25% at March 31, 2020, primarily as the result of loan growth and economic uncertainty related to the COVID-19 pandemic.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. However, in light of the COVID-19 pandemic, there is a risk that loss rates could increase. Our coverage ratio of nonperforming loans increased to 3,531.06% at March 31, 2021 from 2,358.72% at December 31, 2020, and 844.07% at March 31, 2020, primarily as the result of the reduced balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	March 31, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Deposit type:
Savings accounts	$11,570	1.2	$10,584	1.1
Time deposits	264,166	26.7	283,942	30.1
Money market accounts	409,725	41.4	384,838	40.7
Interest-bearing demand accounts	68,542	6.9	63,614	6.7
Noninterest-bearing demand accounts	236,554	23.9	203,502	21.5
Total deposits	$990,557	100.0	$946,480	100.0

As indicated in the above table, deposit balances increased approximately $44.1 million, or 4.7%, for the three months ended March 31, 2021 compared December 31, 2020. The increase in total deposits was mainly attributable to the $24.9 million, or 6.5%, increase in money market accounts and $33.1 million, or 16.2%, in noninterest-bearing demand accounts, offset by a $19.8 million, or 7.0%, decline in time deposits.

Discussion of Results of Operation

Like most financial institutions, net interest income is our primary source of revenue. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest incurred on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends upon the relative mix of interest-earning assets and interest-bearing liabilities, the ratio of interest-earning assets to total assets and of interest-bearing liabilities to total funding sources, and movements in market interest rates. Our net interest income can be significantly influenced by a variety of factors, including overall loan demand, economic conditions, credit risk, the amount of nonearning assets, the amounts of and rates at which assets and liabilities reprice, variances in prepayment of loans and securities, early withdrawal of deposits, exercise of call options on borrowings or securities, a general rise or decline in interest rates, changes in the slope of the yield-curve, and balance sheet growth or contraction. Our asset and liability management committee (“ALCO”) seeks to manage interest rate risk under a variety of rate environments by structuring our balance sheet and off-balance sheet positions.

Average Balances and Net Interest Income Analysis

The following table sets forth the average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets on a tax-equivalent basis, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average tax-equivalent yields and cost for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2021			2020
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/ Rate	Balance	Interest	Yield/ Rate
			(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$807,600	$8,525	4.28%	$680,253	$8,006	4.73%
Loans, Carbucks(2)	87,319	4,613	21.43%	91,997	5,090	22.25%
Investments - taxable	101,326	268	1.06%	70,313	370	2.10%
Investments - tax exempt (3)	12,738	88	2.78%	2,469	21	3.43%
Federal funds sold and other interest earning deposits	57,178	19	0.13%	22,084	73	1.32%
Other investments, at cost	5,979	34	2.31%	9,623	61	2.56%

Total interest-earning assets	1,072,140	13,547	5.12%	876,739	13,621	6.25%

Noninterest-earning assets	36,796			35,105

Total assets	$1,108,935			$911,844

Interest-bearing liabilities:
Savings accounts	$10,877	$3	0.10%	$6,800	$2	0.10%
Time deposits	274,526	495	0.73%	372,000	2,017	2.18%
Money market accounts	400,168	452	0.46%	267,200	711	1.07%
Interest bearing transaction accounts	63,962	43	0.27%	20,108	5	0.11%
Total interest bearing deposits	749,533	993	0.54%	666,108	2,735	1.65%

FHLB advances	16,000	35	0.88%	9,758	33	1.35%
Junior subordinated debentures	35,757	433	4.91%	18,093	250	5.56%
Other borrowings	151	0	0.96%	960	5	2.23%

Total interest-bearing liabilities	801,441	1,461	0.74%	694,919	3,023	1.75%

Noninterest-bearing deposits	215,073			133,309

Other non interest bearing liabilities	5,759			4,772

Total liabilities	1,022,273			833,000
Total equity	86,662			78,843

Total liabilities and equity	$1,108,935			$911,843

Tax-equivalent net interest income		$12,086			$10,598

Net interest-earning assets (4)	$270,697			$181,820

Average interest-earning assets to interest-bearing liabilities	133.78%			126.16%

Tax-equivalent net interest rate spread (5)			4.38%			4.50%
Tax-equivalent net interest margin (6)			4.57%			4.86%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.

(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.

(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $18,000 and $4,000 for the three months ended March 31, 2021 and 2020, respectively.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to change in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the absolute values of changes due to rate and the changes due to volume.

	For the Three Months Ended March 31, 2021
	Compared to the Three Months Ended March 31, 2020
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, Core Bank (1)	$1,349	$(830)	$519
Loans, Carbucks (1)	(276)	(201)	(477)
Investments - taxable	125	(227)	(102)
Investments - tax exempt (2)	72	(5)	67
Interest-earning deposits	48	(102)	(54)
Other investments, at cost	(21)	(6)	(27)
Total interest-earning assets	1,297	(1,371)	(74)

Interest-bearing liabilities:
Savings accounts	1	(0)	1
Time deposits	(430)	(1,092)	(1,522)
Money market accounts	255	(514)	(259)
Interest bearing transaction accounts	22	16	38
FHLB advances	16	(14)	2
Junior subordinated debentures	215	(32)	183
Other borrowings	(3)	(2)	(5)
Total interest-bearing liabilities	76	(1,638)	(1,562)
Change in tax-equivalent net interest income	$1,221	$267	$1,488

(1)	Non-accrual loans are included in the above analysis.

(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020.

General

Net income for the three months ended March 31, 2021 was $3.6 million, compared to $1.9 million for the same period in 2020. The increase in net income for the period was primarily the result of increases in net interest income and noninterest income of $1.5 million and $0.1 million, respectively, and a decrease in the provision for loan losses of $0.8 million, partially offset by an increase in noninterest expense totaling $0.2 million.

Net Interest Income

Net interest income increased $1.5 million, or 13.9%, to $12.1 million for the three months ended March 31, 2021, compared to $10.6 million for the same period in 2020. The increase in net interest income was primarily due to a $122.7 million increase in average loans, a $41.3 million increase in average investments, both taxable and tax exempt, and decreases in costs on our average time deposits and money market accounts, partially offset by the decline in yields on our loans and investments during the period and a $106.5 million increase in our average interest-bearing liabilities.

Our tax-equivalent net interest margin was 4.57% for the three months ended March 31, 2021, compared to 4.86% for the same period in 2020, a decrease of 29 basis points. The decrease in net interest margin was primarily attributable to interest rate reductions which impacted loans, investments, and interest-earning deposits during 2020, partially offset by the impact of these interest rate reductions on our cost of funds.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended March 31, 2021 of $0.2 million due to organic loan growth, compared to a $1.1 million provision for loan losses for the same period in 2020 which included certain qualitative adjustments in response to the COVID-19 pandemic. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model. However, in light of the continued COVID-19 pandemic, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Service charges on deposit accounts	$268	$235	$33
BOLI	92	101	(9)
Net gain on sale of premises and equipment	6	—	6
Other	209	168	41
Total noninterest income	$575	$504	$71

Our noninterest income increased $0.1 million to $0.6 million in the three months ended March 31, 2021, compared to the same period in 2020 due primarily to increases in service charges on deposit accounts and third-party loan referral fees.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Compensation and employee benefits	$5,074	$5,156	$(82)
Net occupancy	564	554	10
Federal deposit insurance	153	131	22
Professional and advisory	309	272	37
Data processing	533	450	83
Marketing and advertising	44	58	(14)
Net cost of operation of REO	110	15	95
Other	880	859	21
Total noninterest expenses	$7,667	$7,495	$172

Our noninterest expense increased $0.2 million to $7.7 million in the three months ended March 31, 2021, compared to the same period in 2020. Compensation and employee benefits decreased $0.1 million for the three months ended March 31, 2021, as compared to the same period in 2020. The decrease is primarily related to decreased full-time equivalent employees, partially offset by annual raises and increases in employee benefits, incentives and commissions.

Data processing expenses increased $0.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to an increased number of accounts and transactions.

Net cost of operation of REO increased $0.1 million for the three months ended March 31, 2021, compared to the same period in 2020, primarily due to valuation adjustments for updated appraisals or sales contract amounts.

Income Taxes

Income tax expense totaled $1.1 million for the three months ended March 31, 2021, compared to $0.6 million for the same period in 2020. Income tax expense for the three months ended March 31, 2021 and 2020 benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.1% for both periods.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Discussion of Segment Results

See Note 9, “Reportable Segments” in notes to the consolidated financial statements included under Item 1 -“Financial Statements” for additional disclosures related to our reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest income” and “Noninterest expense” sections above.

	As of and for the Three Months Ended March 31, 2021				As of and for the three months ended March 31, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$8,577	$4,613	$339	$13,529	$8,040	$5,189	$387	$13,616
Interest expense	663	365	433	1,461	2,042	731	250	3,023
Net interest income	7,914	4,248	(94)	12,068	5,998	4,458	137	10,593
Provision for loan losses	523	(281)	—	242	904	179	—	1,083
Noninterest income	447	37	91	575	257	147	100	504
Noninterest expense	5,217	2,435	15	7,667	4,650	2,833	12	7,495
Net income (loss) before taxes	2,621	2,131	(18)	4,734	701	1,593	225	2,519
Income tax expense (benefit)	631	513	(4)	1,140	169	385	53	607
Net income (loss)	$1,990	$1,618	$(14)	$3,594	$532	$1,208	$172	$1,912

Total loans	$810,200	$79,294	$—	$889,494	$689,164	$82,207	$—	$771,371
Total assets	$924,723	$78,756	$132,869	$1,136,348	$757,852	$82,493	$85,932	$926,277

Comparison of the Three Months Ended March 31, 2021 and 2020.

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $1.5 million to $2.0 million for the three months ended March 31, 2021 compared to $0.5 million for the same period in 2020. Net interest income increased $1.9 million to $7.9 million for the three months ended March 31, 2021 from $6.0 million for the same period a year ago primarily due to reduced funding costs. Provision for loan losses decreased $0.4 million for the three months ended March 31, 2021 compared to 2020 due to certain qualitative adjustments made in the three months ended March 31, 2020 in response to the COVID-19 pandemic, offset by organic growth in the three months ended March 31, 2021. Noninterest income increased $0.2 million for the three months ended March 31, 2021 compared to the same period in 2020 due to increases in service charges on deposit accounts and third-party loan referral fees. Noninterest expense increased $0.6 million to $5.2 million for the 2021 period compared to $4.6 million for the same period in 2020 due to primarily to increases in data processing expense and net cost of operation of REO.

Carbucks

Carbucks provides specialty floor plan inventory financing for more than 1,500 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 11,000 floored used vehicles with an average price of $6,000 per unit, generally has an average 60-day turnover, and generates approximately $200 in financing fees per vehicle which is included in loan interest income.

Carbucks net income increased $0.4 million to $1.6 million for the three months ended March 31, 2021 compared to $1.2 million for the same period in 2020. Net interest income decreased $0.3 million to $4.2 million for the 2021 period from $4.5 million for the same period a year ago primarily due to reduced fees related to declines in inventory as a result of supply shortages offset by reduced allocated funding costs. Provision for loan losses decreased $0.5 million for the three months ended March 31, 2021 compared to 2020 due to reduced inventory levels and net recoveries. Noninterest expense decreased $0.4 million to $2.4 million for the 2021 period compared to $2.8 million for the same period in 2020 due primarily to decreased vehicle identification related fees as a result of reduced inventory.

Other

Other includes parent company transactions, investment securities portfolio, bank-owned life insurance (“BOLI”), net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.2 million to a net loss of $40,000 for the three months ended March 31, 2021 compared to net income of $0.2 million for the same period in 2020 primarily due increased interest expense related to the Company’s subordinated debt issuance in November 2020.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2021.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2021, cash and cash equivalents totaled $93.1 million. Included in this total was $45.6 million held at the FRB, $0.7 million held at the FHLB, and $41.0 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2021, and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Investing activities:
Purchases of investments	$(12,644)	$—
Maturities and principal repayments of investments	5,495	3,929
Net increase in loans	(11,289)	(15,514)

Financing activities:
Net increase in deposits	$44,077	$(10,648)
Repurchase of common stock	(2,392)	—
Proceeds from FHLB advances	—	20,000

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the three months ended March 31, 2021 or 2020.

At March 31, 2021, we had $286.8 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as March 31, 2021.

In addition to loans, we invest in securities that provide a source of liquidity, both through repayments and as collateral for borrowings. Our securities portfolio includes both callable securities (which allow the issuer to exercise call options) and mortgage-backed securities (which allow borrowers to prepay loans). Accordingly, a decline in interest rates would likely prompt issuers to exercise call options and borrowers to prepay higher-rate loans, producing higher than otherwise scheduled cash flows.

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of March 31, 2021 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$326,785
Pledgeable marketable securities	117,654
FHLB totals	444,439	$16,000	$428,439
Fed funds lines	51,000	—	51,000
	$495,439	$16,000	$479,439

Capital Resources. Shareholders’ equity decreased $0.3 million to $86.2 million at March 31, 2021 compared to $86.5 million at December 31, 2020. This decrease was primarily attributable to stock repurchases of $2.4 million, after-tax decreases in market value of investment securities available for sale of $1.6 million and dividends declared of $0.6 million, partially offset by net income of $3.6 million, stock-based compensation of $0.2 million, and stock options exercised of $0.5 million.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at March 31, 2021 and December 31, 2020 (dollars in thousands).

					To Be Well-
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Tier 1 Leverage Capital	$109,766	9.91%	$44,313	≥4%	$55,392	≥5%
Common Equity Tier 1 Capital	$109,766	11.95%	$64,272	≥7.0%	$59,681	≥6.5%
Tier 1 Risk-based Capital	$109,766	11.95%	$78,045	≥8.5%	$73,454	≥8%
Total Risk-based Capital	$121,261	13.21%	$96,408	≥10.5%	$91,817	≥10%

As of December 31, 2020:
Tier 1 Leverage Capital	$105,820	10.05%	$36,100	≥4%	$45,125	≥5%
Common Equity Tier 1 Capital	$105,820	11.73%	$63,174	≥7.0%	$58,662	≥6.5%
Tier 1 Risk-based Capital	$105,820	11.73%	$76,712	≥8.5%	$72,199	≥8%
Total Risk-based Capital	$117,117	12.98%	$94,761	≥10.5%	$90,249	≥10%

(1)	Includes capital conservation buffer of 2.50%.

The tables below summarize the capital amounts and ratios of the Company and the minimum regulatory requirements in accordance with Basel III at March 31, 2021 and December 31, 2020 (in thousands).

			For Capital Adequacy
	Actual		Purposes (1)
	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Tier I Leverage Capital	$93,136	8.40%	$44,328	≥4%
Common Equity Tier 1 Capital	$84,888	9.24%	$64,328	≥7.0%
Tier I Risk-based Capital	$93,136	10.13%	$78,112	≥8.5%
Total Risk Based Capital	$132,168	14.38%	$96,492	≥10.5%

As of December 31, 2020:
Tier I Leverage Capital	$91,876	8.72%	$42,189	≥4%
Common Equity Tier 1 Capital	$83,629	9.26%	$63,248	≥7.0%
Tier I Risk-based Capital	$91,876	10.17%	$76,801	≥8.5%
Total Risk Based Capital	$130,683	14.46%	$94,871	≥10.5%

(1)	Includes capital conservation buffer of 2.50%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten our earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The board of directors of the Bank has established an ALCO, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Our ALCO monitors and seeks to manage market risk through rate shock analyses, economic value of equity analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB.

We have taken the following steps to reduce our interest rate risk:

●	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;
●	limited the fixed rate period on loans within our portfolio;
●	utilized our securities portfolio for positioning based on projected interest rate environments;
●	priced certificates of deposit to encourage customers to extend to longer terms; and
●	utilized FHLB advances for positioning.

Net Interest Income. We analyze the impact of changing rates on our net interest income. Using our balance sheet as of a given date, we analyze the repricing components of individual assets, and, adjusting for changes in interest rates at 100 basis point increments, we analyze the impact on our net interest income. Changes to our net interest income are shown in the following table based on immediate changes to interest rates in 100 basis point increments.

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Pretax Net Interest Income (“NII”).

	March 31, 2021	December 31, 2020
Change in Interest Rates	% Change in Pretax Net	% Change in Pretax Net
(basis points)	Interest Income	Interest Income
+400	8.0	7.1
+300	8.1	7.5
+200	5.8	5.4
+100	3.4	3.2
—	—	—
-100	0.2	0.5

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 5.8% increase in NII as of March 31, 2021 as compared to a 5.4% increase in NII as of December 31, 2020, suggesting that there is a benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2021, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2021.

Item 1A. Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2020 Form 10 as filed with the SEC on March 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(d) Exhibits. See Exhibit Index Below

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Grandsouth Bancorporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in XBRL format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2021	Grandsouth Bancorporation
	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)