Form 10-Q
period 2021-06-30
GRANDSOUTH BANCORPORATION
filed 2021-08-12
CIK 1126961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 7, 2021, 5,140,681 shares of the issuer’s common stock (no par value), were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q
TABLE OF CONTENTS

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	(Unaudited)	(Audited)

	June 30,	December 31,
(in thousands, except share data)	2021	2020
Assets
Cash and due from banks	$2,829	$6,216
Interest-earning deposits	82,600	51,137
Federal funds sold	1,010	5,672
Cash and cash equivalents	86,439	63,025
Investments - available for sale	131,576	110,707
Other investments, at cost	4,226	6,252
Loans receivable, net of deferred fees and costs	909,016	878,545
Allowance for loan losses	(13,325)	(12,572)
Premises and equipment, net	16,961	16,680
Other real estate owned	1,845	1,932
Accrued interest receivable	5,495	5,704
Bank owned life insurance	14,610	14,861
Net deferred tax asset	2,696	2,501
Goodwill	737	737
Other assets	3,195	1,407
Total assets	$1,163,471	$1,089,779

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$252,050	$203,502
Interest-bearing	764,332	742,978
Total deposits	1,016,382	946,480
Federal Home Loan Bank advances	16,000	16,000
Junior subordinated notes	35,804	35,744
Accrued interest payable	272	336
Accrued expenses and other liabilities	5,526	4,694
Total liabilities	1,073,984	1,003,254

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock - no par; 20,000,000 authorized; Series A; 287,895 shares issued and outstanding	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,127,681 and 5,271,971 shares issued and outstanding	—	—
Additional paid in capital	43,852	46,645
Retained earnings	44,181	37,721
Accumulated other comprehensive income	1,454	2,159
Total shareholders’ equity	89,487	86,525

Total liabilities and shareholders’ equity	$1,163,471	$1,089,779

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$12,909	$11,314	$26,047	$24,410
Taxable securities	358	284	626	654
Tax-exempt securities	70	43	140	60
Interest-earning deposits	23	16	42	89
Other	31	69	65	129
Total interest income	13,391	11,726	26,920	25,342

Interest expense:
Deposits	803	1,979	1,796	4,714
Federal Home Loan Bank advances	36	48	71	81
Junior subordinated notes	432	236	865	486
Other borrowings	—	—	—	5
Total interest expense	1,271	2,263	2,732	5,286
Net interest income	12,120	9,463	24,188	20,056
Provision for loan losses	309	656	551	1,739
Net interest income after provision for loan losses	11,811	8,807	23,637	18,317

Noninterest income:
Service charges on deposit accounts	322	221	590	456
Gain on sale of investment securities available for sale	—	392	—	392
Bank owned life insurance	85	103	177	204
Net gain on sale of premises and equipment	78	8	84	8
Other	283	170	492	338
Total noninterest income	768	894	1,343	1,398

Noninterest expenses:
Compensation and employee benefits	4,987	5,044	10,061	10,200
Net occupancy	584	531	1,148	1,085
Federal deposit insurance	172	100	325	231
Professional and advisory	265	362	574	634
Data processing	494	394	1,027	844
Marketing and advertising	35	28	79	86
Net cost of operation of other real estate owned	19	258	129	273
Other	847	817	1,727	1,676
Total noninterest expenses	7,403	7,534	15,070	15,029
Income before taxes	5,176	2,167	9,910	4,686
Income tax expense	1,213	532	2,353	1,139
Net income	3,963	1,635	7,557	3,547
Preferred stock dividends	(30)	(24)	(60)	(48)
Net income applicable to common shareholders	$3,933	$1,611	$7,497	$3,499

Earnings per common share:
Basic	$0.73	$0.30	$1.38	$0.64
Diluted	$0.71	$0.29	$1.36	$0.64

Weighted average common shares outstanding:
Basic	5,134,112	5,201,951	5,167,763	5,208,275
Diluted	5,259,588	5,258,363	5,254,908	5,276,435

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$3,963	$1,635	$7,557	$3,547
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	1,095	598	(901)	1,957
Reclassification adjustment for securities gains realized in net income	—	(392)	—	(392)
Other comprehensive income (loss), before tax	1,095	206	(901)	1,565
Income tax effect related to items of other comprehensive income (loss)	(238)	(48)	196	(364)
Other comprehensive income (loss), after tax	857	158	(705)	1,201
Comprehensive income	$4,820	$1,793	$6,852	$4,748

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

							Accumulated Other
	Common Stock		Preferred Stock		Additional	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income	Total
Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss , net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	—	287,895	—	44,868	40,758	597	86,223

Net income	—	—	—	—	—	3,963	—	3,963
Other comprehensive income, net of tax	—	—	—	—	—	—	857	857
Stock compensation expense	—	—	—	—	153	—	—	153
Stock options exercised	29,500	—	—	—	385	—	—	385
Stock repurchase	(75,216)	—	—	—	(1,554)	—	—	(1,554)
Common stock dividend ($0.08 per share)	—	—	—	—	—	(510)	—	(510)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(30)	—	(30)
Balances at June 30, 2021	5,127,681	$—	287,895	$—	$43,852	$44,181	$1,454	$89,487

							Accumulated Other
	Common Stock		Preferred Stock		Additional	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income	Total
Balance at December 31, 2019	5,201,951	$—	287,895	$—	$45,625	$30,841	$184	$76,650
Net income	—	—	—	—	—	1,912	—	1,912
Other comprehensive income, net of tax	—	—	—	—	—	—	1,043	1,043
Stock compensation expense	—	—	—	—	213	—	—	213
Stock options exercised	8,580	—	—	—	48	—	—	48
Common stock dividend ($0.08 per share)	—	—	—	—	—	(416)	—	(416)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balance at March 31, 2020	5,210,531	—	287,895	—	45,886	32,313	1,227	79,426

Net income	—	—	—	—	—	1,635	—	1,635
Other comprehensive income, net of tax	—	—	—	—	—	—	158	158
Stock compensation expense		—	—	—	200	—	—	200
Common stock dividend ($0.08 per share)	—	—	—	—	—	(417)	—	(417)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balance at June 30, 2020	5,210,531	$—	287,895	$—	$46,086	$33,507	$1,385	$80,978

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$7,557	$3,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	722	229
Investment amortization, net	678	378
Provision for loan losses	551	1,739
Provision for other real estate owned	87	242
Stock-based compensation expense	308	413
Income on bank owned life insurance, net	(177)	(204)
Gain on sale of investment securities available for sale	—	(392)
Gain on sale of fixed assets	(84)	(8)
Net change in operating assets and liabilities:
Accrued interest receivable	209	95
Other assets	(1,788)	295
Accrued interest payable	(64)	(136)
Other liabilities	832	955
Net cash provided by operating activities	8,831	7,153

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(37,013)	(52,684)
Maturities/calls and principal repayments	14,565	6,761
Sales	—	18,787
Net increase in loans	(30,489)	(41,342)
Redemption of BOLI policies	429	—
Proceeds from sale of fixed assets	87	37
Purchase of fixed assets	(726)	(398)
Redemption of other investments, at cost	2,026	691
Net cash provided used in investing activities	(51,121)	(68,148)

Cash flows from financing activities:
Net increase in deposits	69,902	54,436
Net increase in other borrowings	—	1,076
Repurchase of common stock	(3,946)	—
Proceeds from FHLB advances	—	20,000
Cash received upon exercise of stock options	845	48
Dividends paid on common stock	(1,037)	(833)
Dividends paid on preferred stock	(60)	(48)
Net cash provided by financing activities	65,704	74,679

Net change in cash and cash equivalents	23,414	13,684

Cash and cash equivalents, beginning of period	63,025	42,779

Cash and cash equivalents, end of period	$86,439	$56,463

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$2,730	$5,421
Income taxes	3,072	88

Significant noncash investing activities:
Real estate acquired in satisfaction of mortgage loans	$—	$513

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

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) securities as of June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$7,467	$42	$(26)	$7,483
State and municipal obligations	19,931	1,045	(195)	20,781
Mortgage-backed securities - agency	41,553	483	(186)	41,850
Collateralized mortgage obligations - agency	50,586	843	(292)	51,137
Asset-backed securities	2,732	—	(11)	2,721
Corporate bonds	7,450	243	(89)	7,604
Total	$129,719	$2,656	$(799)	$131,576

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal obligations	$16,684	$1,136	$—	$17,820
Mortgage-backed securities - agency	31,056	463	(32)	31,487
Collateralized mortgage obligations - agency	49,441	1,194	(75)	50,560
Asset-backed securities	6,268	5	(38)	6,235
Corporate bonds	4,500	127	(22)	4,605
Total	$107,949	$2,925	$(167)	$110,707

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	June 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$1,458	$26	$—	$—	$1,458	$26
State and municipal obligations	3,622	195	—	—	3,622	195
Mortgage-backed securities - agency	20,997	186	—	—	20,997	186
Collateralized mortgage obligations - agency	11,543	145	9,826	147	21,369	292
Asset-backed securities	—	—	2,721	11	2,721	11
Corporate bonds	2,860	89	—	—	2,860	89
Total	$40,480	$641	$12,547	$158	$53,027	$799

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities - agency	$6,223	$32	$—	$—	$6,223	$32
Collateralized mortgage obligations - agency	20,673	75	—	—	20,673	75
Asset-backed securities	—	—	2,808	38	2,808	38
Corporate bonds	1,478	22	—	—	1,478	22
Total	$28,374	$129	$2,808	$38	$31,182	$167

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below:

	June 30, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	1	—	1
State and municipal obligations	3	—	3
Mortgage-backed securities - agency	6	—	6
Collateralized mortgage obligations - agency	4	3	7
Asset-backed securities	—	2	2
Corporate bonds	7	—	7
	21	5	26

	December 31, 2020
	Less Than 12 Months	More Than 12 Months	Total
Mortgage-backed securities - agency	1	—	1
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	4	—	4
	10	2	12

Management of the Company believes all unrealized losses as of June 30, 2021 and December 31, 2020 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

AFS
Gross proceeds	$18,787	$18,787
Gross realized gains	392	392

There were no AFS investment security sales for the three or six months ended June 30, 2021.

The amortized cost and estimated fair value of AFS investments in debt securities at June 30, 2021, by contractual maturity, are shown below (in thousands).

	June 30, 2021
	Amortized Cost	Fair Value
Over 5 years through 10 years	$14,410	$14,691
Over 10 years	20,438	21,177
Total securites other than asset-backed and mortgage-backed securities	34,848	35,868

Mortgage-backed securities	41,553	41,850
Collaterized mortgage obigations	50,586	51,137
Asset-backed securities	2,732	2,721
Total	$129,719	$131,576

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There were no AFS securities pledged against deposits and borrowings at June 30, 2021 or at December 31, 2020.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	June 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,225	$1,501
Investment in Trust Preferred Securities	247	247
Certificates of deposit	2,254	4,004
Other investments	500	500
Total other investments, at cost	$4,226	$6,252

Certificates of deposit totaling $1.2 million and $0.8 million were pledged against customer deposits at June 30, 2021, and December 31, 2020, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	June 30,	December 31,
	2021	2020
Real estate loans:
One-to-four family residential	$117,323	$114,119
Commercial real estate	405,341	369,706
Home equity loans and lines of credit	19,046	17,174
Residential construction	33,533	30,989
Other construction and land	70,447	68,611
Total real estate loans	645,690	600,599
Commercial	230,494	243,617
Consumer	33,817	35,362
Total commercial and consumer	264,311	278,979
Loans receivable, gross	910,001	879,578
Net deferred loan fees	(909)	(956)
Unaccreted discount	(261)	(274)
Unamortized premium	185	197
Loans receivable, net of deferred fees and costs	$909,016	$878,545

Commercial loans includes PPP loans with recorded investments of $12.5 million and $22.5 million as of June 30, 2021 and December 31, 2020, respectively. Net deferred fee income recognized on PPP loans in the six months ended June 30, 2021 totaled $0.6 million and is included in loan interest income with $0.5 million remaining to be recognized in future periods.

The Bank had $46.6 million and $41.1 million of loans pledged as collateral to secure funding with the FHLB at June 30, 2021 and December 31, 2020, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Beginning balance	$1,270	$4,411	$207	$320	$918	$5,615	$218	$12,959
Provision	(47)	303	19	52	(158)	99	41	309
Charge-offs	1	—	—	—	—	(98)	—	(97)
Recoveries	3	—	—	—	17	134	—	154
Ending balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325

	Three Months Ended June 30, 2020
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Beginning balance	$1,234	$3,701	$220	$123	$575	$4,930	$173	$10,956
Provision	87	240	17	88	135	139	(50)	656
Charge-offs	—	—	—	—	—	(651)	—	(651)
Recoveries	2	—	—	—	—	382	24	408
Ending balance	$1,323	$3,941	$237	$211	$710	$4,800	$147	$11,369

	Six Months Ended June 30, 2021
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	(60)	155	(5)	(17)	(83)	437	124	551
Charge-offs	(29)	—	—	—	—	(204)	—	(233)
Recoveries	19	—	—	—	17	399	—	435
Ending balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325

	Six Months Ended June 30, 2020
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Beginning balance	$1,098	$3,122	$188	$84	$584	$5,024	$187	$10,287
Provision	223	819	49	127	126	433	(38)	1,739
Charge-offs	—	—	—	—	—	(1,211)	(26)	(1,237)
Recoveries	2	—	—	—	—	554	24	580
Ending balance	$1,323	$3,941	$237	$211	$710	$4,800	$147	$11,369

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	June 30, 2021
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$22	$—	$—	$—	$—		$—	$22
Collectively evaluated for impairment	1,205	4,714	226	372	777	5,750	259	13,303
	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325

Loans Receivable
Individually evaluated for impairment	$635	$1,526	$—	$—	$—	$—	$—	$2,161
Collectively evaluated for impairment	116,515	403,168	19,088	33,347	70,175	230,702	33,860	906,855
Loans and Leases Receivable, Gross	$117,150	$404,694	$19,088	$33,347	$70,175	$230,702	$33,860	$909,016

	December 31, 2020
					Other
	One-to-four Family	Commercial	Home Equity and	Residential	Construction
	Residential	Real Estate	Lines of Credit	Construction	and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1	$—	$1
Collectively evaluated for impairment	1,297	4,559	231	389	843	5,117	135	12,571
	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572

Loans Receivable
Individually evaluated for impairment	$281	$987	$—	$—	$126	$320	$66	$1,780
Collectively evaluated for impairment	113,658	368,149	17,213	30,838	68,160	243,401	35,346	876,765
Loans and Leases Receivable, Gross	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

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

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	June 30, 2021
	One-to-Four		Home Equity		Other
Loan	Family	Commercial	and Lines of	Residential	Construction and
Grade	Residential	Real Estate	Credit	Construction	Land	Commercial	Consumer	Total
1	$569	$1,472	$—	$—	$222	$1,513	$27,299	$31,075
2	—	257	—	—	—	1,566	2	1,825
3	9,674	51,152	2,919	—	12,004	12,317	107	88,173
4	94,302	299,477	14,124	30,023	45,440	109,532	5,028	597,926
5	9,925	44,302	1,909	3,324	12,493	104,254	1,302	177,509
6	1,563	6,346	58	—	16	1,093	47	9,123
7	1,117	1,688	78	—	—	427	75	3,385
Total	$117,150	$404,694	$19,088	$33,347	$70,175	$230,702	$33,860	$909,016

	December 31, 2020
	One-to-Four		Home Equity		Other
Loan	Family	Commercial	and Lines of	Residential	Construction and
Grade	Residential	Real Estate	Credit	Construction	Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$432	$168	$600
2	—	269	—	—	—	984	21	1,274
3	10,946	50,287	834	190	17,202	21,624	304	101,387
4	92,055	281,473	14,363	25,359	38,869	124,579	33,671	610,369
5	8,898	29,716	1,856	5,289	12,074	94,496	1,108	153,437
6	1,231	5,453	9	—	—	1,030	54	7,777
7	809	1,938	151	—	141	576	86	3,701
Total	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	June 30, 2021
	30-59 Days Past	60-89 Days Past	90 Days and Over			Total Loans
	Due	Due	Past Due	Total Past Due	Current	Receivable
One-to-four family residential	$—	$—	$—	$—	$117,150	$117,150
Commercial real estate	—	—	—	—	404,694	404,694
Home equity and lines of credit	—	—	—	—	19,088	19,088
Residential construction	—	—	—	—	33,347	33,347
Other construction and land	—	—	—	—	70,175	70,175
Commercial	3	—	—	3	230,699	230,702
Consumer	890	551	2,450	3,891	29,969	33,860
Total	$893	$551	$2,450	$3,894	$905,122	$909,016

	December 31, 2020
	30-59 Days Past	60-89 Days Past	90 Days and Over			Total Loans
	Due	Due	Past Due	Total Past Due	Current	Receivable
One-to-four family residential	$—	$—	$15	$15	$113,924	$113,939
Commercial real estate	—	—	—	—	369,136	369,136
Home equity and lines of credit	—	—	—	—	17,213	17,213
Residential construction	—	—	—	—	30,838	30,838
Other construction and land	—	—	—	—	68,286	68,286
Commercial	6	—	2	8	243,713	243,721
Consumer	1,840	727	2,549	5,116	30,296	35,412
Total	$1,846	$727	$2,566	$5,139	$873,406	$878,545

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2021 and December 31, 2020 (in thousands).

	June 30, 2021			December 31, 2020
		Unpaid Principal	Specific		Unpaid Principal	Specific
	Recorded Balance	Balance	Allowance	Recorded Balance	Balance	Allowance
Loans without a valuation allowance
One-to-four family residential	$281	$281	$—	$281	$352	$—
Commercial real estate	1,526	1,526	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	—	—	—	308	434	—
Consumer	—	—	—	66	68	—
	1,807	1,807	—	1,768	2,000	—

Loans with a valuation allowance
One-to-four family residential	354	354	22	—	—	—
Commercial	—	—	—	12	12	1
	354	354	22	12	12	1

Total
One-to-four family residential	635	635	22	281	352	—
Commercial real estate	1,526	1,526	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	—	—	—	320	446	1
Consumer	—	—	—	66	68	—
	$2,161	$2,161	$22	$1,780	$2,012	$1

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Investment in	Income	Investment in	Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Loans without a valuation allowance
One-to-four family residential	$282	$3	$359	$—
Commercial real estate	1,542	18	4,611	20
Other construction and land	—	—	157	2
Commercial	—	—	587	—
Consumer	—	—	84	—
	1,824	21	5,798	22

Loans with a valuation allowance
One-to-four family residential	356	3	—	—
Commercial real estate	—	—	—	—
Other construction and land	—	—	—	—
Commercial	—	—	353	2
Consumer	—	—	15	—
	356	3	368	2

Total
One-to-four family residential	638	6	359	—
Commercial real estate	1,542	18	4,611	20
Other construction and land	—	—	157	2
Commercial	—	—	940	2
Consumer	—	—	99	—
	$2,180	$24	$6,166	$24

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Investment in	Income	Investment in	Income
	Impaired Loans	Recognized	Impaired Loans	Recognized
Loans without a valuation allowance
One-to-four family residential	$283	$6	$—	$5
Commercial real estate	1,562	40	—	24
Other construction and land	—	—	—	—
Commercial	—	—	388	2
Consumer	—	—	15	1
	1,845	46	403	32

Loans with a valuation allowance
One-to-four family residential	357	6	361	5
Commercial real estate	—	—	4,634	44
Other construction and land	—	—	158	2
Commercial	—	—	611	2
Consumer	—	—	85	1
	357	6	5,849	54

Total
One-to-four family residential	640	12	361	10
Commercial real estate	1,562	40	4,634	68
Other construction and land	—	—	158	2
Commercial	—	—	999	4
Consumer	—	—	100	2
	$2,202	$52	$6,252	$86

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
One-to-four family residential	$22	$39
Commercial real estate	29	31
Other construction and land	—	126
Commercial	166	324
Consumer	6	13
Non-performing loans	$223	$533

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	June 30, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$589	$22	$611
Commercial real estate	910	—	910
Other construction and land	—	—	—
Commercial	7	126	133
Consumer	48	6	54
	$1,554	$154	$1,708

	December 31, 2020
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$241	$40	$281
Commercial real estate	956	—	956
Other construction and land	—	126	126
Commercial	—	132	132
Consumer	57	10	67
	$1,254	$308	$1,562

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

		Number of TDR	Pre-Modification	Post-Modification
	Modification Type	Loans	Recorded Investment	Recorded Investment
Three months ended June 30, 2020
	Extended payment terms	2	$149	$148

There were no loan modifications deem TDRs for the three months ended June 30, 2021.

		Number of TDR	Pre-Modification	Post-Modification
	Modification Type	Loans	Recorded Investment	Recorded Investment
Six months ended June 30, 2021
	Interest rate concession	1	$357	$357

Six months ended June 30, 2020
	Extended payment terms	3	$173	$172

There were no TDRs that defaulted during the three or six month period ending June 30, 2021 or 2020 and which were modified as TDRs within the previous 12 months.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the				As of and for the Year Ended
	Six Months Ended June 30,				December 31,
	2021		2020		2020
		Interest		Interest		Interest
	Balance	Expense	Balance	Expense	Balance	Expense
Noninterest-bearing demand	$252,050	$—	$190,672	$—	$203,502	$—
Interest-bearing demand	72,236	84	37,786	21	63,614	75
Money Market	440,716	915	299,216	1,052	384,838	1,915
Savings	13,038	6	8,211	4	10,584	8
Time Deposits	238,342	791	332,200	3,637	283,942	5,416
Total deposits	$1,016,382	$1,796	$868,085	$4,714	$946,480	$7,414

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2021, commitments to extend credit and standby letters of credit totaled $294.8 million. We do not anticipate any material losses as a result of these transactions.

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

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$3,963	$1,635	$7,557	$3,547
Less: Preferred stock dividends	(30)	(24)	(60)	(48)
Net income applicable to common equity	3,933	1,611	7,497	3,499
Undistributed earnings allocated to participating securities	(190)	(65)	(357)	(146)
Net income applicable to common stockholders	$3,743	$1,546	$7,140	$3,353

Denominator:
Basic - Total weighted-average basic shares outstandings	5,134,112	5,201,951	5,167,763	5,208,275
Stock options	125,476	56,412	87,145	68,160
Diluted - Total weighted-average diluted shares outstanding	5,259,588	5,258,363	5,254,908	5,276,435

Basic income per share	$0.73	$0.30	$1.38	$0.64
Diluted income per share	$0.71	$0.29	$1.36	$0.64

The Company excluded 102,500 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $24.20 from the computation of diluted earnings per share for the three and six months ended June 30, 2021 because of their antidilutive effect.

The Company excluded 556,000 and 471,000 potentially dilutive shares of common stock issuable upon exercise of stock options with weighted average exercise prices of $16.04 and $16.44 from the computation of diluted earnings per share for the three and six months ended June 30, 2020, respectively, because of their antidilutive effect.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income and changes in those components are presented in the tables below as of and for the years indicated (in thousands).

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$597	$597	$2,159	$2,159
Change in net unrealized holding gains on AFS securities	1,095	1,095	(901)	(901)
Income tax effect	(238)	(238)	196	196
Balance, end of period	$1,454	$1,454	$1,454	$1,454

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$1,227	$1,227	$184	$184
Change in net unrealized holding losses on AFS securities	598	598	1,957	1,957
Reclassification adjustment for securities gains realized in net income	(392)	(392)	(392)	(392)
Income tax effect	(48)	(48)	(364)	(364)
Balance, end of period	$1,385	$1,385	$1,385	$1,385

There were no AFS securities sold during the three or six months ended June 30, 2021.

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

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended June 30, 2021				As of and for the Three Months Ended June 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$8,449	$4,512	$430	$13,391	$7,861	$3,534	$331	$11,726
Interest expense	499	340	432	1,271	1,700	327	236	2,263
Net interest income	7,950	4,172	(2)	12,120	6,161	3,207	95	9,463
Provision for loan losses	68	241	—	309	698	(42)	—	656
Noninterest income	577	38	153	768	271	127	496	894
Noninterest expense	4,941	2,440	22	7,403	5,200	2,315	19	7,534
Net income before taxes	3,518	1,529	129	5,176	534	1,061	572	2,167
Income tax expense	826	356	31	1,213	132	261	139	532
Net income	$2,692	$1,173	$98	$3,963	$402	$800	$433	$1,635
						.
Total loans, net of deferred fees and costs	$821,535	$87,481	$—	$909,016	$736,487	$60,245	$—	$796,732
Total assets	$930,199	$86,833	$146,439	$1,163,471	$815,737	$60,234	$117,500	$993,471

	As of and for the Six Months Ended June 30, 2021				As of and for the Six Months Ended June 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$17,026	$9,125	$769	$26,920	$15,901	$8,723	$718	$25,342
Interest expense	1,162	705	865	2,732	3,742	1,058	486	5,286
Net interest income	15,864	8,420	(96)	24,188	12,159	7,665	232	20,056
Provision for loan losses	591	(40)	—	551	1,602	137	—	1,739
Noninterest income	1,024	75	244	1,343	528	274	596	1,398
Noninterest expense	10,158	4,875	37	15,070	9,850	5,148	31	15,029
Net income before taxes	6,139	3,660	111	9,910	1,235	2,654	797	4,686
Income tax expense	1,457	869	27	2,353	301	646	192	1,139
Net income	$4,682	$2,791	$84	$7,557	$934	$2,008	$605	$3,547
						.
Total loans, net of deferred fees and costs	$821,535	$87,481	$—	$909,016	$736,487	$60,245	$—	$796,732
Total assets	$930,199	$86,833	$146,439	$1,163,471	$815,737	$60,234	$117,500	$993,471

Core Bank – The bank’s primary business is to provide traditional deposit and lending products and services to commercial and retail banking clients.

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$7,483	$—	$7,483
State and municipal obligations	—	20,781	—	20,781
Mortgage-backed securities - agency	—	41,850	—	41,850
Collateralized mortgage obligations - agency	—	51,137	—	51,137
Asset-backed securities	—	2,721	—	2,721
Corporate bonds	—	—	7,604	7,604
Total recurring assets at fair value	$—	$123,972	$7,604	$131,576

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
State and municipal obligations	$—	$17,820	$—	$17,820
Mortgage-backed securities - agency	—	31,487	—	31,487
Collateralized mortgage obligations - agency	—	50,560	—	50,560
Asset-backed securities	—	6,235	—	6,235
Corporate bonds	—	—	4,605	4,605
Total recurring assets at fair value	$—	$106,102	$4,605	$110,707

There were no financial liabilities measured at fair value on a recurring basis as of June 30, 2021, or December 31, 2020.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$5,093	$500	$4,605	$—
Corporate bond additions	2,450	—	2,950	500
Corporate bond fair value adjustments	61	—	49	—

Balance at end of period	$7,604	$500	$7,604	$500

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

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Real estate owned:
Commercial real estate	$—	$—	$451	$451
Other construction and land	—	—	1,394	1,394
Total	$—	$—	$1,845	$1,845

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$40	$40
Commercial real estate	—	—	31	31
Other construction and land	—	—	126	126
Commercial	—	—	320	320
Consumer	—	—	10	10
Real estate owned:
Commercial real estate	—	—	513	513
Other construction and land	—	—	1,419	1,419
Total	$—	$—	$2,459	$2,459

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2021, or December 31, 2020.

Impaired loans totaling $2.2 million at June 30, 2021 and $1.3 million at December 31, 2020 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2021 and December 31, 2020.

			30-Jun-21	December 31, 2020
	Valuation Technique	Unobservable Input	General Range	General Range
Impaired loans	Discounted Appraisals	Collateral discounts	0% - 30%	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%	0% - 40%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% - 7%	0% - 5.5%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

		Fair Value Measurements at June 30, 2021
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$86,439	$86,439	$86,439	$—	$—
Securities available for sale	131,576	131,576	—	123,972	7,604
Loans receivable, net of deferred fees and costs	909,016	903,771	—	—	903,771
Other investments, at cost	4,226	4,226	—	4,226	—
Accrued interest receivable	5,495	5,495	—	5,495	—
BOLI	14,610	14,610	—	14,610	—

Liabilities:
Demand deposits, money market and savings	$778,040	$778,040	$—	$778,040	$—
Time deposits	238,342	238,681	—	238,681
Federal Home Loan Bank advances	16,000	16,159	—	16,159	—
Junior subordinated debentures	35,804	35,935	—	35,935	—
Accrued interest payable	272	272	—	272	—

		Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$63,025	$63,025	$63,025	$—	$—
Securities available for sale	110,707	110,707	—	106,102	4,605
Loans receivable, net of deferred fees and costs	878,545	869,602	—	—	869,602
Other investments, at cost	6,252	6,252	—	6,252	—
Accrued interest receivable	5,704	5,704	—	5,704	—
BOLI	14,861	14,861	—	14,861	—

Liabilities:
Demand deposits, money market and savings	$662,538	$580,030	$—	$580,030	$—
Time deposits	283,942	284,655	—	284,655
Federal Home Loan Bank advances	16,000	16,274	—	16,274	—
Junior subordinated debentures	35,744	34,234	—	34,234	—
Accrued interest payable	336	336	—	336	—

NOTE 11. SHARE REPURCHASES

On June 16, 2021, the Company’s Board of Directors approved an extension of the duration of the previously announced common stock repurchase program through December 31, 2021. The previous common stock repurchase plan was set to expire June 30, 2021. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

The following table summarizes repurchase activity for the six months ended June 30, 2021.

		Average	Total Number of	Maximum Number
	Total Number	Price	Shares Purchased as	of Shares that May
	of Shares	Paid per	Part of the Publicly	Yet Be Purchased
Period	Purchased	Share	Announced Program	Under the Program
January 1, 2021 - March 31, 2021	135,230	$17.65	135,230	114,770
April 1, 2021 - April 30, 2021	46,978	20.85	182,208	67,792
May 1, 2021 - May 31, 2021	28,238	20.25	210,446	39,554
June 1, 2021 - June 30, 2021	—	—	210,446	39,554

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2021. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the item noted below.

On July 19, 2021, the Company’s Board of Directors approved regular cash dividends of $0.10 per common share and $0.105 per Series A preferred share payable on August 13, 2021 to shareholders of record on August 4, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	Restrictions or conditions imposed by our regulators on our operations;
●	Increases in competitive pressure in the banking and financial services industries;
●	Changes in access to funding or increased regulatory requirements with regard to funding;
●	Changes in deposit flows;
●	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
●	Credit losses due to loan concentration;
●	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
●	Our ability to attract and retain key personnel;
●	The success and costs of our expansion into potential new markets;
●	Changes in the interest rate environment which could reduce anticipated or actual margins;
●	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the new presidential administration and Democratic control of Congress;
●	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, including, but not limited to, due to the continuing negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
●	Changes occurring in business conditions and inflation;
●	Increased cybersecurity risk, including potential business disruptions or financial losses;
●	Changes in technology;
●	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
●	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
●	Changes in monetary and tax policies;
●	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
●	The rate of delinquencies and amounts of loans charged-off;
●	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;

●	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
●	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
●	Changes in accounting policies, practices or guidelines;
●	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed; and
●	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, (including the potential negative effects of COVID-19 on trade) supply chains disruptions in transportation, war or terrorist activities, essential utility outages or trade disputes and tariffs.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021 (“2020 Form 10”).

Non-GAAP Measures

This release includes financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes certain operating performance measures such as “Tangible book value per common share, outstanding”.

Management has included these non-GAAP measures because it believes these measures may provide useful supplemental information for evaluating the Company’s underlying performance trends. Further, management uses these measures in managing and evaluating the Company’s business and intends to refer to them in discussions about our operations and performance. Operating performance measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP, and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2021 have remained unchanged from the disclosures presented in our 2020 Form 10. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

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

Discussion of Financial Condition

General

Total assets increased $73.7 million to $1.2 billion at June 30, 2021, or 6.8%, from December 31, 2020. This increase in assets was primarily due to increases in cash and cash equivalents of $23.4 million, investments available for sale (“AFS”) of $20.9 million, and loans of $30.5 million.

Total liabilities increased $70.7 million to $1.1 billion at June 30, 2021, or 7.1%, from December 31, 2020, due primarily to increases in total deposits of $69.9 million, which includes increases in noninterest-bearing deposits of $48.5 million.

Total shareholders’ equity increased $3.0 million to $89.5 million, or 3.4%, from December 31, 2020, due to normal retention of earnings, exercise of stock options, and stock-based compensation partially offset by changes in the fair value of AFS investments, payment of dividends, and repurchase of common shares. Tangible book value per common share, a non-GAAP measure, increased $1.02 to $17.05 at June 30, 2021 from $16.03 at December 31, 2020.

The following is a reconciliation of book value per common share to tangible book value per common share at the dates indicated:

	As Of
(in thousands, except share data)	June 30, 2021	December 31, 2020
Book Value (GAAP)	$89,487	$86,525
Book ValueAttributable to Preferred Shares	(1,298)	(1,298)
Book Value Attributable to Common Shares	88,189	85,227
Goodwill and intangibles	(737)	(737)
Book Value Attributable to Common Shares (Tangible)	$87,452	$84,490
Outstanding common shares	5,127,681	5,271,971
Tangible Book Value Per Common Share	$17.05	$16.03

Cash and Cash Equivalents

Total cash and cash equivalents increased $23.4 million to $86.4 million at June 30, 2021 from $63.0 million at December 31, 2020, primarily due to the increase in customer deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as AFS, which is carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated (in thousands).

	June 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
U.S. government agencies	$7,467	$7,483	$—	$—
State and municipal obligations	19,931	20,781	16,684	17,820
Mortgage-backed securities - agency	41,553	41,850	31,056	31,487
Collateralized mortgage obligations - agency	50,586	51,137	49,441	50,560
Asset-backed securities	2,732	2,721	6,268	6,235
Corporate bonds	7,450	7,604	4,500	4,605
	$129,719	$131,576	$107,949	$110,707

AFS investment securities increased $20.9 million, or 18.9%, to $131.6 million at June 30, 2021 from $110.7 million at December 31, 2020. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

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

	June 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$117,323	12.9%	$114,119	13.0%
Commercial	405,341	44.5	369,706	42.0
Home equity loans and lines of credit	19,046	2.1	17,174	2.0
Residential construction	33,533	3.7	30,989	3.5
Other construction and land	70,447	7.7	68,611	7.8
Commercial	230,494	25.3	243,617	27.7
Consumer	33,817	3.7	35,362	4.0
Loans receivable, gross	$910,001	100.0%	$879,578	100.0%
Deferred loan fees, net	(909)		(956)
Unaccreted discount	(261)		(274)
Unamortized premium	185		197

Loans receivable, net of deferred fees and costs	$909,016		$878,545

Included in commercial loans are PPP loans totaling $12.5 million and $22.5 million as of June 30, 2021 and December 31, 2020, respectively.

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

If a loan is modified in a troubled debt restructure (“TDR”), the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally six consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt. For a discussion of TDRs, see the section entitled “Troubled Debt Restructurings” below.

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had no loans 90 days or more past due that are still accruing interest as of June 30, 2021 or December 31, 2020 that are not 98% guaranteed by the issuing agency.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
June 30, 2021
Commercial	$3	$—	$—	$3
Consumer	890	551	2,450	3,891
Total delinquent loans	$893	$551	$2,450	$3,894
% of total loans, net	0.10%	0.06%	0.27%	0.43%

December 31, 2020
One-to-four family residential	$—	$—	$15	$15
Commercial	6	—	2	8
Consumer	1,840	727	2,549	5,116
Total delinquent loans	$1,846	$727	$2,566	$5,139
% of total loans, net of deferred fees and costs	0.21%	0.08%	0.29%	0.58%

Total delinquencies as a percentage of loans have decreased from 0.58% at December 31, 2020 to 0.43% at June 30, 2021. Delinquent loans decreased $1.2 million, or 24.2%, to $3.9 million at June 30, 2021 from $5.1 million at December 31, 2020. We continue to focus on collection efforts and favorable resolutions.

Nonperforming Assets

Nonperforming loans include all loans past due 90 days and over that are not 98% guaranteed by the issuing agency, certain impaired loans, and TDR loans that have not yet established a satisfactory period of payment performance (some of which may be contractually current). Nonperforming assets include nonperforming loans and other real estate owned (“REO”). The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated (in thousands).

	June 30,	December 31,
	2021	2020
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$22	$39
Commercial	29	31
Other construction and land	—	126
Commercial	166	324
Consumer	6	13
Total nonperforming loans	223	533

REO:
Commercial real estate	451	513
Other construction and land	1,394	1,419
Total foreclosed real estate	1,845	1,932
Total nonperforming assets	$2,068	$2,465

TDRs still accruing	$1,554	$1,254

Ratios:
Nonperforming loans to total loans	0.02%	0.06%
Nonperforming assets to total assets	0.18%	0.23%

The decrease in nonperforming loans and nonperforming assets is the result of the successful resolution and disposal of nonperforming loans and nonperforming assets by means of restructure, foreclosure, deed in lieu of foreclosure and sales.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession that we would not otherwise consider, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early so that we may work with them to modify their loans before they reach nonaccrual status. Modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest-only payments, and principal deferments. A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. While unusual, there may be instances of forgiveness of loan principal. We individually evaluate all criticized loans that experience a modification of terms to determine if a TDR has occurred. In accordance with the CARES Act and interagency guidance, the Company implemented loan modification programs in response to the COVID-19 pandemic and elected the accounting policy allowed in the CARES Act and interagency guidance to not apply TDR accounting to these modifications.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately (in thousands).

	June 30,	December 31,
	2021	2020
Classified loans:
Substandard	$3,385	$3,701
Doubtful	—	—
Loss	—	—
Total classified loans:	3,385	3,701
Special mention	9,123	7,777
Total criticized loans	$12,508	$11,478

Total classified loans as a % of total loans, net of deferred fees and costs	0.37%	0.42%
Total criticized loans as a % of total loans, net of deferred fees and costs	1.38%	1.31%

Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry, and the retail industry. Although we do not have any known credit problems that are not included in the table above, we had $8.7 million of loans to the restaurant and food service industry and $5.0 million of loans to the hotel industry as of June 30, 2021.

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

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan. We individually evaluate loans, or relationships, greater than $200,000 for impairment that are classified as nonaccrual, TDRs, or performing substandard loans. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property less an estimate of selling costs if foreclosure or sale of the property is anticipated. If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into 8 loan categories, contain average net loss rates ranging from approximately 0.00% to 0.76%.

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

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated (in thousands).

	As of and for the
	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$12,572	$10,287
Charge-offs:
Real Estate:
One-to-four family residential	29	—
Commercial	—	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	—	—
Commercial	204	1,211
Consumer	—	26
Total charge-offs	233	1,237

Recoveries:
Real Estate:
One-to-four family residential	19	2
Commercial	—	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	17	—
Commercial	399	554
Consumer	—	24
Total recoveries	435	580
Net (recoveries) chargeoffs	(202)	657
Provision for loan losses	551	1,739
Balance at end of period	$13,325	$11,369

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.02)%	0.08%
Allowance to nonperforming loans at period end	5,975.34%	1,312.82%
Allowance to total loans at period end	1.47%	1.43%

Our allowance as a percentage of total loans increased to 1.47% at June 30, 2021 from 1.43% at December 31, 2020, and 1.43% at June 30, 2020, primarily as the result of loan growth.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. However, in light of the COVID-19 pandemic, there is a risk that loss rates could increase. Our coverage ratio of nonperforming loans increased to 5,975.34% at June 30, 2021 from 2,358.72% at December 31, 2020, and 1,312.82% at June 30, 2020, primarily as the result of the reduced balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	June 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Deposit type:
Savings accounts	$13,038	1.3	$10,584	1.1
Time deposits	238,342	23.4	283,942	30.1
Money market accounts	440,716	43.4	384,838	40.7
Interest-bearing demand accounts	72,236	7.1	63,614	6.7
Noninterest-bearing demand accounts	252,050	24.8	203,502	21.5
Total deposits	$1,016,382	100.0	$946,480	100.0

As indicated in the above table, deposit balances increased approximately $69.9 million, or 7.4%, for the six months ended June 30, 2021 compared December 31, 2020. The increase in total deposits was mainly attributable to the $55.9 million, or 14.5%, increase in money market accounts and $48.5 million, or 23.9%, in noninterest-bearing demand accounts, offset by a $45.6 million, or 16.1%, decline in time deposits.

Discussion of Results of Operation

Comparison of the Three Months Ended June 30, 2021 and June 30, 2020.

General

Net income for the three months ended June 30, 2021 was $4.0 million, compared to $1.6 million for the same period in 2020. The increase in net income for the period was primarily the result of an increase in net interest income of $2.7 million and decreases in the provision for loan losses and noninterest expenses of $0.3 million and $0.1 million, respectively, partially offset by a decrease in noninterest income totaling $0.1 million.

Net Interest Income

Net interest income increased $2.7 million, or 28.1%, to $12.1 million for the three months ended June 30, 2021, compared to $9.5 million for the same period in 2020. The increase in net interest income was primarily due to a higher volume in loans (both Core Bank and Carbucks) and taxable investments, and decreases in costs on time deposits, partially offset by the decline in yields on our Core Bank loans and taxable investments during the period.

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

	For the Three Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$817,045	$8,397	4.12%	$723,827	$7,681	4.27%
Loans, Carbucks(2)	82,789	4,512	21.86%	69,697	3,633	20.97%
Investments - taxable	118,227	358	1.21%	64,428	284	1.77%
Investments - tax exempt (3)	12,648	89	2.81%	6,971	54	3.13%
Federal funds sold and other interest earning deposits	76,508	23	0.12%	51,249	16	0.12%
Other investments, at cost	5,248	31	2.35%	9,664	69	2.86%

Total interest-earning assets	1,112,465	13,410	4.84%	925,836	11,737	5.10%

Noninterest-earning assets	37,716			38,866

Total assets	$1,150,181			$964,702

Interest-bearing liabilities:
Savings accounts	$12,560	$3	0.10%	$7,952	$2	0.10%
Time deposits	249,266	296	0.48%	348,968	1,620	1.87%
Money market accounts	427,155	462	0.43%	283,705	342	0.48%
Interest bearing transaction accounts	67,423	42	0.25%	27,941	16	0.22%
Total interest bearing deposits	756,404	803	0.43%	668,566	1,980	1.19%

FHLB advances	16,000	36	0.91%	20,000	48	0.97%
Junior subordinated debentures	35,786	432	4.84%	18,103	235	5.23%
Other borrowings	—	—	—	62	—	0.45%

Total interest-bearing liabilities	808,190	1,271	0.63%	706,730	2,263	1.29%

Noninterest-bearing deposits	248,506			172,575

Other non interest bearing liabilities	5,780			4,922

Total liabilities	1,062,476			884,228
Total equity	87,705			80,474

Total liabilities and equity	$1,150,181			$964,702

Tax-equivalent net interest income		$12,139			$9,474

Net interest-earning assets (4)	$304,275			$219,105

Average interest-earning assets to interest-bearing	137.65%			131.00%

Tax-equivalent net interest rate spread (5)			4.21%			3.81%
Tax-equivalent net interest margin (6)			4.38%			4.12%

(1) Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.

(2) Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.

(3) Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $19,000 and $11,000 for the three months ended June 30, 2021 and 2020, respectively.

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

	For the Three Months Ended June 30, 2021
	Compared to the Three Months Ended June 30, 2020
	Increase (decrease) due to:
(in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, Core Bank(1)	$982	$(266)	$716
Loans, Carbucks(1)	717	162	879
Investments - taxable	183	(110)	73
Investments - tax exempt (2)	41	(6)	35
Federal funds sold and other interest earning	8	(1)	7
Other investments, at cost	(28)	(10)	(37)
Total interest-earning assets	1,904	(231)	1,673

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	(367)	(957)	(1,324)
Money market accounts	159	(39)	120
Interest bearing transaction accounts	24	2	26
FHLB advances	(10)	(2)	(12)
Junior subordinated debentures	216	(19)	197
Total interest-bearing liabilities	23	(1,015)	(992)
Change in tax-equivalent net interest income	$1,881	$784	$2,665

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate

Net interest income before provision for loan losses increased to $12.1 million for the three months ended June 30, 2021, compared to $9.5 million for the same period in 2020 due to both improvements in volume and favorable movements in rates.

The increase in tax-equivalent net interest income of $1.9 million related to volume was primarily the result of higher average loan (both Core Bank and Carbucks) and taxable investment balances which increased $106.3 million and $53.8 million, respectively for the three months ended June 30, 2021 compared to the same period in 2020. The increase in average loan and taxable investment balances was partially offset by increases of $143.4 million in money market balances and $39.5 million in interest bearing transaction accounts. These increases in interest bearing deposits balance were partially offset by a $99.7 million decrease in average time deposits.

The increase in tax-equivalent net interest income of $0.8 million related to rate was primarily the result of increased yields on Carbucks loans and decreased costs on time deposits, partially offset by decreased yields on Core Bank loans and taxable investments.

Our tax-equivalent net interest margin was 4.38% for the three months ended June 30, 2021, compared to 4.12% for the same period in 2020, an increase of 26 basis points. The increase in net interest margin was primarily attributable to interest rate reductions on our cost of funds partially offset by federal funds rate reductions which impacted Core Bank loans, investments, and interest-earning deposits during 2020.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended June 30, 2021 of $0.3 million due to organic loan growth, compared to a $0.7 million provision for loan losses for the same period in 2020 which included certain qualitative adjustments in response to the COVID-19 pandemic. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model. However, in light of the continued COVID-19 pandemic, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Service charges on deposit accounts	$322	$221	$101
Gain on sale of AFS investment securities	—	392	(392)
BOLI	85	103	(18)
Net gain on sale of premises and equipment	78	8	70
Other	283	170	113
Total noninterest income	$768	$894	$(126)

Our noninterest income decreased $0.1 million to $0.8 million in the three months ended June 30, 2021, compared to the same period in 2020 due primarily to the gain on sale of AFS investment securities in 2020 partially offset by increases in service charges on deposit accounts of $0.1 million and other noninterest of $0.1 million which includes excess death benefits of $68 thousand from the redemption of BOLI policies.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Compensation and employee benefits	$4,987	$5,044	$(57)
Net occupancy	584	531	53
Federal deposit insurance	172	100	72
Professional and advisory	265	362	(97)
Data processing	494	394	100
Marketing and advertising	35	28	7
Net cost of operation of REO	19	258	(239)
Other	847	817	30
Total noninterest expenses	$7,403	$7,534	$(131)

Our noninterest expense decreased $0.1 million to $7.4 million in the three months ended June 30, 2021, compared to the same period in 2020. The increase in data processing expenses of $0.1 million for the three months ended June 30, 2021, compared to the same period in 2020, primarily due to an increased number of accounts and transactions, was offset by a $0.2 million decrease in net cost of operation of REO due to valuation adjustments for updated appraisals or sales contract amounts in 2020.

Income Taxes

Income tax expense totaled $1.2 million for the three months ended June 30, 2021, compared to $0.5 million for the same period in 2020. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 23.4% and 24.5% for the three months ended June 30, 2021 and 2020, respectively.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Comparison of the Six Months Ended June 30, 2021 and June 30, 2020.

General

Net income for the six months ended June 30, 2021 was $7.6 million, compared to $3.5 million for the same period in 2020. The increase in net income for the period was primarily the result of an increase in net interest income of $4.1 million and a decrease in the provision for loan losses of $1.2 million, offset by an increase in income tax expense of $1.2 million.

Net Interest Income

Net interest income increased $4.1 million, or 20.6%, to $24.2 million for the six months ended June 30, 2021, compared to $20.1 million for the same period in 2020. The increase in net interest income was primarily due to a $194.5 million increase in average loans (both Core Bank and Carbucks), a $50.4 million increase in average investments(both taxable and tax exempt), and decreases in costs on our average time deposits and money market accounts, partially offset by the decline in yields on our Core Bank loans and investments during the period and a $103.9 million increase in our average interest-bearing liabilities.

The following table sets forth the average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets on a tax-equivalent basis, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average tax-equivalent yields and cost for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2021			2020
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$812,361	$16,922	4.20%	$702,313	$15,687	4.49%
Loans, Carbucks(2)	85,029	9,125	21.64%	80,574	8,723	21.77%
Investments - taxable	109,823	627	2.28%	67,371	654	3.88%
Investments - tax exempt (3)	12,692	177	5.59%	4,720	76	6.41%
Federal funds sold and other interest earning deposits	66,897	42	0.13%	35,507	89	0.51%
Other investments, at cost	5,612	64	2.29%	9,643	129	2.70%

Total interest-earning assets	1,092,414	26,957	4.98%	900,128	25,358	5.67%

Noninterest-earning assets	37,258			38,144

Total assets	$1,129,672			$938,273

Interest-bearing liabilities:
Savings accounts	$11,723	$6	0.10%	$7,377	$4	0.10%
Time deposits	261,826	791	0.61%	360,484	3,637	2.03%
Money market accounts	413,736	915	0.45%	275,452	1,052	0.77%
Interest bearing transaction accounts	65,702	84	0.26%	24,025	21	0.17%
Total interest bearing deposits	752,987	1,796	0.48%	667,338	4,714	1.42%

FHLB advances	16,000	71	0.89%	14,879	81	1.09%
Junior subordinated debentures	35,772	865	4.87%	18,098	486	5.40%
Other borrowings	—	—	—	511	5	2.12%

Total interest-bearing liabilities	804,759	2,732	0.68%	700,826	5,286	1.52%

Noninterest-bearing deposits	231,882			152,942

Other non interest bearing liabilities	5,845			4,846

Total liabilities	1,042,486			858,614
Total equity	87,186			79,659

Total liabilities and equity	$1,129,672			$938,273

Tax-equivalent net interest income		$24,225			$20,072

Net interest-earning assets (4)	$287,655			$199,303

Average interest-earning assets to interest-bearing liabilities	135.74%			128.44%

Tax-equivalent net interest rate spread (5)			4.30%			4.15%
Tax-equivalent net interest margin (6)			4.47%			4.48%

(1) Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.

(2) Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.

(3) Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $37,000 and $16,000 for the six months ended June 30, 2021 and 2020, respectively.

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

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to change in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and the changes due to volume.

	For the Six Months Ended June, 2021
	Compared to the Six Months Ended June 30, 2020
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, Core Bank (1)	$2,308	$(1,073)	$1,235
Loans, Carbucks (1)	458	(56)	402
Investments - taxable	639	(666)	(27)
Investments - tax exempt (2)	130	(29)	101
Interest-earning deposits	47	(94)	(47)
Other investments, at cost	(48)	(17)	(65)
Total interest-earning assets	3,534	(1,935)	1,599

Interest-bearing liabilities:
Savings accounts	2	—	2
Time deposits	(800)	(2,046)	(2,846)
Money market accounts	406	(543)	(137)
Interest bearing transaction accounts	49	14	63
FHLB advances	6	(16)	(10)
Junior subordinated debentures	431	(52)	379
Other borrowings	(3)	(2)	(5)
Total interest-bearing liabilities	91	(2,645)	(2,554)
Change in tax-equivalent net interest income	$3,443	710	4,153

(1) Non-accrual loans are included in the above analysis.

(2) Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate

Net interest income before provision for loan losses increased to $24.2 million for the six months ended June 30, 2021, compared to $20.1 million for the same period in 2020. As indicated in the table above, the increase of $3.4 million in net interest income earned attributable an improvement in volume was combined with a $0.7 million favorable movement in rates.

The increase in tax-equivalent net interest income of $3.4 million related to volume was primarily the result of higher average loan (both Core Bank and Carbucks) and investment balances (both taxable and tax exempt) which increased $114.5 million and $50.4 million, respectively, and lower time deposits which decreased $98.7 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase in average loan and investment balances and lower time deposits was partially offset by increases of $138.2 million and $17.8 million in money market and junior subordinated debentures balances.

The increase in tax-equivalent net interest income of $0.7 million related to rate was primarily the result of decreased costs on time deposits and money markets accounts. These decreased costs were partially offset by decreased yields on Core Bank loans, taxable investments, and interest-earning deposits.

Our tax-equivalent net interest margin was 4.47% for the six months ended June 30, 2021, compared to 4.48% for the same period in 2020. The decrease in net interest margin was primarily attributable to interest rate reductions on our cost of funds, partially offset by the impact of these interest rate reductions on loans, investments, and interest-earning deposits.

Provision for Loan Losses

We recorded a provision for loan losses for the six months ended June 30, 2021 of $0.6 million due to organic loan growth, compared to a $1.7 million provision for loan losses for the same period in 2020 which included certain qualitative adjustments in response to the COVID-19 pandemic. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model. However, in light of the continued COVID-19 pandemic, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Service charges on deposit accounts	$590	$456	$134
Gain on sale of AFS investments	—	392	(392)
BOLI	177	204	(27)
Net gain on sale of premises and equipment	84	8	76
Other	492	338	154
Total noninterest income	$1,343	$1,398	$(55)

Our noninterest income decreased $0.1 million to $1.3 million in the six months ended June 30, 2021, compared to the same period in 2020 due primarily to gain on sale of AFS securities of $0.4 million in 2020, partially offset by increases in service charges on deposit accounts and third-party loan referral fees and excess death benefits in 2021.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Compensation and employee benefits	$10,061	$10,200	$(139)
Net occupancy	1,148	1,085	63
Federal deposit insurance	325	231	94
Professional and advisory	574	634	(60)
Data processing	1,027	844	183
Marketing and advertising	79	86	(7)
Net cost of operation of REO	129	273	(144)
Other	1,727	1,676	51
Total noninterest expenses	$15,070	$15,029	$41

Our noninterest expense increased $41 thousand to $15.1 million in the six months ended June 30, 2021, compared to the same period in 2020. Compensation and employee benefits decreased $0.1 million for the six months ended June 30, 2021, as compared to the same period in 2020. The decrease is primarily related to decreased full-time equivalent employees, partially offset by annual raises and increases in employee benefits, incentives and commissions.

Data processing expenses increased $0.2 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to an increased number of accounts and transactions.

Net cost of operation of REO decreased $0.1 million for the six months ended June 30, 2021, compared to the same period in 2020, primarily due to valuation adjustments for updated appraisals or sales contract amounts in 2020.

Income Taxes

Income tax expense totaled $2.4 million for the six months ended June 30, 2021, compared to $1.1 million for the same period in 2020. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 23.7% and 24.3% for the six months ended June 30, 2021 and 2020.

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

	As of and for the Three Months Ended June 30, 2021				As of and for the Three Months Ended June 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$8,449	$4,512	$430	$13,391	$7,861	$3,534	$331	$11,726
Interest expense	499	340	432	1,271	1,700	327	236	2,263
Net interest income	7,950	4,172	(2)	12,120	6,161	3,207	95	9,463
Provision for loan losses	68	241	—	309	698	(42)	—	656
Noninterest income	577	38	153	768	271	127	496	894
Noninterest expense	4,941	2,440	22	7,403	5,200	2,315	19	7,534
Net income before taxes	3,518	1,529	129	5,176	534	1,061	572	2,167
Income tax expense	826	356	31	1,213	132	261	139	532
Net income	$2,692	$1,173	$98	$3,963	$402	$800	$433	$1,635

Total loans, net of deferred fees and costs	$821,535	$87,480	$—	$909,016	$736,488	$60,245	$—	$796,732
Total assets	$930,199	$86,833	$146,439	$1,163,471	$815,737	$60,234	$117,500	$993,471

Comparison of the Three Months Ended June 30, 2021 and 2020.

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $2.3 million to $2.7 million for the three months ended June 30, 2021 compared to $0.4 million for the same period in 2020. Net interest income increased $1.8 million to $8.0 million for the three months ended June 30, 2021 from $6.2 million for the same period a year ago primarily due to increased loan volume and reduced funding costs. Provision for loan losses decreased $0.6 million for the three months ended June 30, 2021 compared to 2020 due to certain qualitative adjustments made in the three months ended June 30, 2020 in response to the COVID-19 pandemic, offset by organic growth in the three months ended June 30, 2021. Noninterest income increased $0.3 million for the three months ended June 30, 2021 compared to the same period in 2020 due to increases in service charges on deposit accounts, third-party loan referral fees, and excess death benefits. Noninterest expense decreased $0.3 million to $4.9 million for the 2021 period compared to $5.2 million for the same period in 2020 due to primarily to net cost of operation of REO in 2020 partially offset by increased data processing expense in 2021.

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

Carbucks net income increased $0.4 million to $1.2 million for the three months ended June 30, 2021 compared to $0.8 million for the same three-month period in 2020. Net interest income increased $1.0 million to $4.2 million for the 2021 period from $3.2 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses increased $0.3 million for the three months ended June 30, 2021 compared to 2020 due to increased inventory levels. Noninterest expense increased $0.1 million to $2.4 million for the 2021 period compared to $2.3 million for the same period in 2020 due primarily to increased vehicle identification related fees as a result of increased inventory.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.3 million to $0.1 for the three months ended June 30, 2021 compared to net income of $0.4 million for the same period in 2020 primarily due increased interest expense related to the Company’s subordinated debt issuance and gain on sale of AFS securities in 2020, partially offset by increased AFS investment interest .

	As of and for the Six Months Ended June 30, 2021				As of and for the Six Months Ended June 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$17,026	$9,125	$769	$26,920	$15,901	$8,723	$718	$25,342
Interest expense	1,162	705	865	2,732	3,742	1,058	486	5,286
Net interest income	15,864	8,420	(96)	24,188	12,159	7,665	232	20,056
Provision for loan losses	591	(40)	—	551	1,602	137	—	1,739
Noninterest income	1,024	75	244	1,343	528	274	596	1,398
Noninterest expense	10,158	4,875	37	15,070	9,850	5,148	31	15,029
Net income before taxes	6,139	3,660	111	9,910	1,235	2,654	797	4,686
Income tax expense	1,457	869	27	2,353	301	646	192	1,139
Net income	$4,682	$2,791	$84	$7,557	$934	$2,008	$605	$3,547

Total loans, net of deferred fees and costs	$821,535	$87,480	$—	$909,016	$736,488	$60,245	$—	$796,732
Total assets	$930,199	$86,833	$146,439	$1,163,471	$815,737	$60,234	$117,500	$993,471

Comparison of the Six Months Ended June 30, 2021 and 2020.

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $3.7 million to $4.7 million for the six months ended June 30, 2021 compared to $1.0 million for the same period in 2020. Net interest income increased $3.7 million to $15.9 million for the six months ended June 30, 2021 from $12.2 million for the same period a year ago primarily due to increased loan and volume and reduced funding costs. Provision for loan losses decreased $1.0 million for the six months ended June 30, 2021 compared to 2020 due to certain qualitative adjustments made in the three months ended June 30, 2020 in response to the COVID-19 pandemic, offset by organic growth in the six months ended June 30, 2021. Noninterest income increased $0.5 million for the six months ended June 30, 2021 compared to the same period in 2020 due to increases in service charges on deposit accounts, third-party loan referral fees, and excess death benefits. Noninterest expense increased $0.3 million to $10.1 million for the 2021 period compared to $9.8 million for the same period in 2020 due to primarily to increases in federal deposit insurance and data processing expense partially offset by net cost of operation of REO in 2020.

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

Carbucks net income increased $0.8 million to $2.8 million for the six months ended June 30, 2021 compared to $2.0 million for the same period in 2020. Net interest income increased $0.7 million to $8.4 million for the 2021 period from $7.7 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses decreased $0.2 million for the six months ended June 30, 2021 compared to 2020 due to improvements in certain qualitative factors related to COVID-19 in 2020. Noninterest expense decreased $0.2 million to $4.9 million for the 2021 period compared to $5.1 million for the same period in 2020 due primarily to decreased vehicle identification related fees as a result of reduced inventory in early 2021.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.5 million to $0.1 million for the six months ended June 30, 2021 compared to net income of $0.6 million for the same period in 2020 primarily due increased interest expense related to the Company’s subordinated debt issuance and gain on sale of AFS securities in 2020.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2021.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2021, cash and cash equivalents totaled $86.4 million. Included in this total was $50.0 million held at the FRB, $0.7 million held at the FHLB, and $31.9 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2021, and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Investing activities:
Purchases of investments	$(37,013)	$(52,684)
Maturities and principal repayments of investments	14,565	6,761
Sales of investments	—	18,787
Net increase in loans	(30,489)	(41,342)

Financing activities:
Net increase in deposits	$69,902	$54,436
Repurchase of common stock	(3,946)	—
Proceeds from FHLB advances	—	20,000

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the three or six months ended June 30, 2021 or 2020.

At June 30, 2021, we had $294.8 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as June 30, 2021.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of June 30, 2021 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$340,827
Pledgeable marketable securities	131,576
FHLB totals	472,403	$16,000	$456,403
Fed funds lines	51,000	—	51,000
	$523,403	$16,000	$507,403

Capital Resources. Shareholders’ equity increased $3.0 million to $89.5 million at June 30, 2021 compared to $86.5 million at December 31, 2020. This increase was primarily attributable to net income of $7.6 million, stock-based compensation of $0.3 million, and stock options exercised of $0.8 million partially offset by stock repurchases of $3.9 million, after-tax decreases in market value of AFS investment securities of $0.7 million and dividends declared of $1.1 million.

On June 16, 2021, the Company’s Board of Directors approved an extension of the duration of the previously announced common stock repurchase program (“Stock Repurchase Plan”) through December 31, 2021. The previous Stock Repurchase Plan was set to expire June 30, 2021. Pursuant to the Stock Repurchase Plan, the Company may repurchase 250,000 common shares including shares repurchased prior to the extension of the Stock Repurchase Plan. Prior to its extension, the Company had repurchased 210,446 shares for an aggregate amount of $3.9 million under the Stock Repurchase Plan. The remaining capacity under the Stock Repurchase Plan is 39,554 common shares.

Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at June 30, 2021 and December 31, 2020 (dollars in thousands).

					To Be Well-
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes (1)		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Tier 1 Leverage Capital	$114,087	9.93%	$45,967	≥4%	$57,459	≥5%
Common Equity Tier 1 Capital	$114,087	12.03%	$66,387	≥7.0%	$61,645	≥6.5%
Tier 1 Risk-based Capital	$114,087	12.03%	$80,613	≥8.5%	$75,871	≥8%
Total Risk-based Capital	$125,960	13.28%	$99,580	≥10.5%	$94,838	≥10%

As of December 31, 2020:
Tier 1 Leverage Capital	$105,820	10.05%	$36,100	≥4%	$45,125	≥5%
Common Equity Tier 1 Capital	$105,820	11.73%	$63,174	≥7.0%	$58,662	≥6.5%
Tier 1 Risk-based Capital	$105,820	11.73%	$76,712	≥8.5%	$72,199	≥8%
Total Risk-based Capital	$117,117	12.98%	$94,761	≥10.5%	$90,249	≥10%

1)	Includes capital conservation buffer of 2.50%.

The tables below summarize the capital amounts and ratios of the Company and the minimum regulatory requirements in accordance with Basel III at June 30, 2021, and December 31, 2020 (in thousands).

			For Capital Adequacy
	Actual		Purposes (1)
	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Tier I Leverage Capital	$95,543	8.31%	$45,978	≥4%
Common Equity Tier 1 Capital	$87,296	9.20%	$66,442	≥7.0%
Tier I Risk-based Capital	$95,543	10.07%	$80,680	≥8.5%
Total Risk Based Capital	$134,983	14.22%	$99,664	≥10.5%

As of December 31, 2020:
Tier I Leverage Capital	$91,876	8.72%	$42,189	≥4%
Common Equity Tier 1 Capital	$83,629	9.26%	$63,248	≥7.0%
Tier I Risk-based Capital	$91,876	10.17%	$76,801	≥8.5%
Total Risk Based Capital	$130,683	14.46%	$94,871	≥10.5%

1)	Includes capital conservation buffer of 2.50%.

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

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Pretax Net Interest Income (“NII”).

	June 30, 2021	December 31, 2020
Change in Interest Rates	% Change in Pretax Net	% Change in Pretax Net
(basis points)	Interest Income	Interest Income
+400	6.4	7.1
+300	7.0	7.5
+200	5.1	5.4
+100	3.1	3.2
—	—	—
-100	0.4	0.5

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 5.1% increase in NII as of June 30, 2021 as compared to a 5.4% increase in NII as of December 31, 2020, suggesting that there is a benefit for the Company to net interest income in rising interest rates. The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2021, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2021.

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

Date: August 12, 2021	Grandsouth Bancorporation
	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)