Form 10-Q
period 2021-09-30
GRANDSOUTH BANCORPORATION
filed 2021-11-12
CIK 1126961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number: 000-31937

GrandSouth Bancorporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 770-1000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 12, 2021, 5,150,681 shares of the issuer’s common stock, no par value, were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
(in thousands, except share data)	2021	2020
Assets

Cash and due from banks	$5,853	$6,216
Interest-earning deposits	95,018	51,137
Federal funds sold	1,215	5,672
Cash and cash equivalents	102,086	63,025
Investments - available for sale	127,252	110,707
Other investments, at cost	3,476	6,252
Loans receivable, net of deferred fees and costs	937,093	878,545
Allowance for loan losses	(13,730)	(12,572)
Premises and equipment, net	17,504	16,680
Other real estate owned	1,395	1,932
Accrued interest receivable	5,822	5,704
Bank owned life insurance	14,694	14,861
Net deferred tax asset	2,811	2,501
Goodwill	737	737
Other assets	3,527	1,407
Total assets	$1,202,667	$1,089,779

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$268,858	$203,502
Interest-bearing	782,879	742,978
Total deposits	1,051,737	946,480
Federal Home Loan Bank advances	16,000	16,000
Junior subordinated notes	35,834	35,744
Accrued interest payable	629	336
Accrued expenses and other liabilities	5,748	4,694
Total liabilities	1,109,948	1,003,254

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock-no par value; 20,000,000 shares authorized; Series A; 283,287 and 287,895 shares issued and outstanding	—	—
Common stock-no par value; 20,000,000 shares authorized; 5,148,681 and 5,271,971 shares issued and outstanding	—	—
Additional paid in capital	44,206	46,645
Retained earnings	47,471	37,721
Accumulated other comprehensive income	1,042	2,159
Total shareholders’ equity	92,719	86,525

Total liabilities and shareholders’ equity	$1,202,667	$1,089,779

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$13,502	$11,356	$39,549	$35,766
Taxable securities	389	293	1,015	947
Tax-exempt securities	69	70	209	130
Interest-earning deposits	27	13	69	102
Other	23	46	88	175
Total interest income	14,010	11,778	40,930	37,120

Interest expense:
Deposits	756	1,511	2,552	6,225
Federal Home Loan Bank advances	36	39	107	120
Junior subordinated notes	431	217	1,296	703
Other borrowings	—	1	—	6
Total interest expense	1,223	1,768	3,955	7,054
Net interest income	12,787	10,010	36,975	30,066
Provision for loan losses	494	798	1,045	2,537
Net interest income after provision for loan losses	12,293	9,212	35,930	27,529

Noninterest income:
Service charges on deposit accounts	320	263	910	719
Gain on sale of investment securities available for sale	—	—	—	392
Bank owned life insurance	84	109	261	313
Net gain on sale of premises and equipment	6	7	90	15
Other	248	183	740	521
Total noninterest income	658	562	2,001	1,960

Noninterest expenses:
Compensation and employee benefits	5,367	4,940	15,428	15,140
Net occupancy	584	570	1,732	1,655
Federal deposit insurance	157	129	482	360
Professional and advisory	314	317	888	951
Data processing	509	534	1,536	1,378
Marketing and advertising	49	29	128	115
Net cost of operation of other real estate owned	11	20	140	293
Other	916	682	2,643	2,358
Total noninterest expenses	7,907	7,221	22,977	22,250
Income before taxes	5,044	2,553	14,954	7,239
Income tax expense	1,210	665	3,563	1,804

Net income	3,834	1,888	11,391	5,435
Preferred stock dividends	(30)	(25)	(90)	(73)
Net income applicable to common shareholders	$3,804	$1,863	$11,301	$5,362

Earnings per common share:
Basic	$0.71	$0.35	$2.09	$0.99
Diluted	$0.68	$0.33	$2.04	$0.97

Weighted average common shares outstanding:
Basic	5,141,214	5,213,607	5,158,816	5,210,066
Diluted	5,292,142	5,268,412	5,270,138	5,272,721

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income	$3,834	$1,888	$11,391	$5,435
Other comprehensive income:
Change in unrealized holding gains (losses) on securities available for sale	(526)	549	(1,427)	2,506
Reclassification adjustment for securities gains realized in net income	—	—	—	(392)
Other comprehensive income (loss), before tax	(526)	549	(1,427)	2,114
Income tax effect related to items of other comprehensive income (loss)	114	(128)	310	(492)
Other comprehensive income (loss), after tax	(412)	421	(1,117)	1,622
Comprehensive income	$3,422	$2,309	$10,274	$7,057

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Preferred Stock		Additional	Retained	Accumulated Other Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income	Total
Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	—	287,895	—	44,868	40,758	597	86,223

Net income	—	—	—	—	—	3,963	—	3,963
Other comprehensive income, net of tax	—	—	—	—	—	—	857	857
Stock compensation expense	—	—	—	—	153	—	—	153
Stock options exercised	29,500	—	—	—	385	—	—	385
Stock repurchase	(75,216)	—	—	—	(1,554)	—	—	(1,554)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(510)	—	(510)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at June 30, 2021	5,127,681	—	287,895	—	43,852	44,181	1,454	89,487

Net income	—	—	—	—	—	3,834	—	3,834
Other comprehensive income, net of tax	—	—	—	—	—	—	(412)	(412)
Stock compensation expense	—	—	—	—	146	—	—	146
Stock options exercised	21,000	—	—	—	294	—	—	294
Stock repurchase	—	—	(4,608)	—	(86)	—	—	(86)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(514)	—	(514)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at September 30, 2021	5,148,681	$—	283,287	$—	$44,206	$47,471	$1,042	$92,719

	Common Stock		Preferred Stock		Additional	Retained	Accumulated Other Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income	Total

Balance at December 31, 2019	5,201,951	$—	287,895	$—	$45,625	$30,841	$184	$76,650
Net income	—	—	—	—	—	1,912	—	1,912
Other comprehensive income, net of tax	—	—	—	—	—	—	1,043	1,043
Stock compensation expense	8,580	—	—	—	213	—	—	213
Stock options exercised	—	—	—	—	48	—	—	48
Common stock dividend ($0.08 per share)	—	—	—	—	—	(416)	—	(416)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balance at March 31, 2020	5,210,531	—	287,895	—	45,886	32,313	1,227	79,426

Net income	—	—	—	—	—	1,635	—	1,635
Other comprehensive income, net of tax	—	—	—	—	—	—	158	158
Stock compensation expense		—	—	—	200	—	—	200
Common stock dividend ($0.08 per share)	—	—	—	—	—	(417)	—	(417)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balance at June 30, 2020	5,210,531	—	287,895	—	46,086	33,507	1,385	80,978

Net income	—	—	—	—	—	1,888	—	1,888
Other comprehensive income, net of tax	—	—	—	—	—	—	421	421
Stock compensation expense	—	—	—	—	142	—	—	142
Stock options exercised	9	—	—	—	106	—	—	106
Common stock dividend ($0.08 per share)	—	—	—	—	—	(417)	—	(417)
Preferred stock dividend ($0.084 per share)	—	—	—	—	—	(24)	—	(24)
Balances at September 30, 2020	5,219,531	$—	287,895	$—	$46,334	$34,954	$1,806	$83,094

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$11,391	$5,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	754	400
Investment amortization, net	903	639
Provision for loan losses	1,045	2,537
Provision for other real estate owned	113	242
Stock-based compensation expense	454	555
Income on bank owned life insurance, net	(261)	(313)
Gain on sale of investment securities available for sale	—	(392)
Gain on sale of fixed assets	(90)	(15)
Gain on sale of other real estate owned	(33)	—
Net change in operating assets and liabilities:
Accrued interest receivable	(118)	360
Other assets	(2,120)	(310)
Accrued interest payable	293	(58)
Other liabilities	1,054	(22)
Net cash provided by operating activities	13,385	9,058

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(38,520)	(55,191)
Maturities/calls and principal repayments	19,645	9,275
Sales	—	18,787
Net increase in loans	(58,436)	(84,283)
Redemption of BOLI policies	429	—
Proceeds from sale of fixed assets	113	89
Purchase of fixed assets	(1,511)	(1,054)
Proceeds from sale of other real estate owned	457	—
Purchase of other investments, at cost	—	(1,184)
Redemption of other investments, at cost	2,776	3,666
Net cash provided used in investing activities	(75,047)	(109,895)

Cash flows from financing activities:
Net increase in deposits	105,257	72,735
Repurchase of common stock	(3,946)	—
Repurchase of preferred stock	(86)	—
Proceeds from FHLB advances	—	27,000
Repayment of FHLB advances	—	(6,000)
Cash received upon exercise of stock options	1,139	154
Dividends paid on common stock	(1,551)	(1,250)
Dividends paid on preferred stock	(90)	(73)
Net cash provided by financing activities	100,723	92,566

Net change in cash and cash equivalents	39,061	(8,271)

Cash and cash equivalents, beginning of period	63,025	42,779

Cash and cash equivalents, end of period	$102,086	$34,508

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$3,562	7,076
Income taxes	4,532	$2,387

Significant noncash investing activities:
Real estate acquired in satisfaction of mortgage loans	$—	$513

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Form 10 for the year ended December 31, 2020, filed with the SEC on March 30, 2021, as amended on May 11, 2021 (the “2020 Form 10”). In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act included a number of provisions that were applicable to the Company, including the following:

o	Accounting relief for troubled debt restructures (“TDRs”): The CARES Act provided that modifications under certain forbearance conditions for loans that were not more than 30 days past due at December 31, 2020 will not be considered TDRs for regulatory reporting and GAAP.
o	Paycheck Protection Program (“PPP”): The CARES Act created the PPP through the Small Business Administration (“SBA”), which allowed the Company to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls or restores payrolls afterwards.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) securities as of September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

		September 30, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$7,467	$14	$(37)	$7,444
State and municipal obligations	19,893	868	(263)	20,498
Mortgage-backed securities - agency	39,179	406	(336)	39,249
Collateralized mortgage obligations - agency	47,760	691	(348)	48,103
Asset-backed securities	2,672	—	(5)	2,667
Corporate bonds	8,950	399	(58)	9,291
Total	$125,921	$2,378	$(1,047)	$127,252
9

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal obligations	$16,684	$1,136	$—	$17,820
Mortgage-backed securities - agency	31,056	463	(32)	31,487
Collateralized mortgage obligations - agency	49,441	1,194	(75)	50,560
Asset-backed securities	6,268	5	(38)	6,235
Corporate bonds	4,500	127	(22)	4,605
Total	$107,949	$2,925	$(167)	$110,707

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	September 30, 2021
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government agencies	$3,447	$37	$—	$—	$3,447	$37
State and municipal obligations	3,550	263	—	—	3,550	263
Mortgage-backed securities - agency	23,016	336	—	—	23,016	336
Collateralized mortgage obligations - agency	14,729	196	7,419	152	22,148	348
Asset-backed securities	—	—	2,667	5	2,667	5
Corporate bonds	2,142	58	—	—	2,142	58
	$46,884	$890	$10,086	$157	$56,970	$1,047

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities - agency	$6,223	$32	$—	$—	$6,223	$32
Collateralized mortgage obligations - agency	20,673	75	—	—	20,673	75
Asset-backed securities	—	—	2,808	38	2,808	38
Corporate bonds	1,478	22	—	—	1,478	22
	$28,374	$129	$2,808	$38	$31,182	$167

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below:

	September 30, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	2	—	2
State and municipal obligations	3	—	3
Mortgage-backed securities - agency	7	—	7
Collateralized mortgage obligations - agency	6	2	8
Asset-backed securities	—	2	2
Corporate bonds	5	—	5
	23	4	27

	December 31, 2020
	Less Than 12 Months	More Than 12 Months	Total
Mortgage-backed securities - agency	1	—	1
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	4	—	4
	10	2	12

Management of the Company believes all unrealized losses as of September 30, 2021 and December 31, 2020 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
AFS
Gross proceeds	$—	$18,787
Gross realized gains	—	392

There were no AFS investment security sales for the three or nine months ended September 30, 2021.

The amortized cost and estimated fair value of AFS investments in debt securities at September 30, 2021, by contractual maturity, are shown below (in thousands).

	September 30, 2021
	Amortized Cost	Fair Value
Over 5 years through 10 years	$16,903	$17,247
Over 10 years	19,407	19,986
Total securities other than asset-backed and mortgage-backed securities	36,310	37,233

Mortgage-backed securities	39,179	39,249
Collaterized mortgage obligations	47,760	48,103
Asset-backed securities	2,672	2,667
Total	$125,921	$127,252

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

AFS securities totaling $0.2 million were pledged against deposits and borrowings at September 30, 2021. No AFS securities were pledged at December 31, 2020.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	September 30, 2021	December 31, 2020
Federal Home Loan Bank stock	$1,225	$1,501
Investment in Trust Preferred Securities	247	247
Certificates of deposit	1,504	4,004
Other investments	500	500
Total other investments, at cost	$3,476	$6,252

Certificates of deposit totaling $1.2 million and $0.8 million were pledged against customer deposits at September 30, 2021, and December 31, 2020, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	September 30,	December 31,
	2021	2020
Real estate loans:
One-to-four family residential	$129,660	$114,119
Commercial real estate	421,857	369,706
Home equity loans and lines of credit	20,581	17,174
Residential construction	35,041	30,989
Other construction and land	73,010	68,611
Total real estate loans	680,149	600,599
Commercial	225,355	243,617
Consumer	32,358	35,362
Total commercial and consumer	257,713	278,979
Loans receivable, gross	937,862	879,578
Net deferred loan fees	(707)	(956)
Unaccreted discount	(247)	(274)
Unamortized premium	185	197
Loans receivable, net of deferred fees and costs	$937,093	$878,545

Commercial loans includes PPP loans with recorded investments of $6.7 million and $22.5 million as of September 30, 2021 and December 31, 2020, respectively. Net deferred fee income recognized on PPP loans in the nine months ended September 30, 2021 totaled $0.8 million and is included in loan interest income with $0.3 million remaining to be recognized in future periods.

The Bank had $51.3 million and $41.1 million of loans pledged as collateral to secure funding with the FHLB at September 30, 2021 and December 31, 2020, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325
Provision	130	267	10	21	29	46	(9)	494
Charge-offs	(1)	(52)	—	—	—	(100)	—	(153)
Recoveries	2	—	—	—	—	62	—	64
Ending balance	$1,358	$4,929	$236	$393	$806	$5,758	$250	$13,730

	Three Months Ended September 30, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,323	$3,941	$237	$211	$710	$4,800	$147	$11,369
Provision	(102)	(107)	(5)	142	114	741	15	798
Charge-offs	—	—	—	—	—	(412)	(1)	(413)
Recoveries	1	—	—	—	—	233	—	234
Ending balance	$1,222	$3,834	$232	$353	$824	$5,362	$161	$11,988

	Nine Months Ended September 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	70	422	5	4	(54)	483	115	1,045
Charge-offs	(30)	(52)	—	—	—	(304)	—	(386)
Recoveries	21	—	—	—	17	461	—	499
Ending balance	$1,358	$4,929	$236	$393	$806	$5,758	$250	$13,730

	Nine Months Ended September 30, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,098	$3,122	$188	$84	$584	$5,024	$187	$10,287
Provision	121	712	44	269	240	1,174	(23)	2,537
Charge-offs	—	—	—	—	—	(1,623)	(27)	(1,650)
Recoveries	3	—	—	—	—	787	24	814
Ending balance	$1,222	$3,834	$232	$353	$824	$5,362	$161	$11,988
13

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	September 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$21	$—	$—	$—	$—		$—	$21
Collectively evaluated for impairment	1,337	4,929	236	393	806	5,758	250	13,709
	$1,358	$4,929	$236	$393	$806	$5,758	$250	$13,730

Loans Receivable
Individually evaluated for impairment	$741	$2,129	$—	$—	$—	$30	$—	$2,900
Collectively evaluated for impairment	128,695	419,058	20,624	34,899	72,714	225,794	32,409	934,193
	$129,436	$421,187	$20,624	$34,899	$72,714	$225,824	$32,409	$937,093

	December 31, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1	$—	$1
Collectively evaluated for impairment	1,297	4,559	231	389	843	5,117	135	12,571
	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572

Loans Receivable
Individually evaluated for impairment	$281	$987	$—	$—	$126	$320	$66	$1,780
Collectively evaluated for impairment	113,658	368,149	17,213	30,838	68,160	243,401	35,346	876,765
	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

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

The Company’s internally assigned grades pursuant to the Board-approved lending policy are as follows:

•	Pass (1-5) – Acceptable loans with any identifiable weaknesses appropriately mitigated.
•	Special Mention (6) – Potential weakness or identifiable weakness present without appropriate mitigating factors; however, loan continues to perform satisfactorily with no material delinquency noted. This may include some deterioration in repayment capacity and/or loan-to-value of securing collateral.
•	Substandard (7) – Significant weakness that remains unmitigated, most likely due to diminished repayment capacity, serious delinquency, and/or marginal performance based upon restructured loan terms.
•	Doubtful (8) – Significant weakness that remains unmitigated and collection in full is highly questionable or improbable.
•	Loss (9) – Collectability is unlikely resulting in immediate charge-off.
14

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

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, purchased student loans for which there is a 98% guarantee, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment.

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	September 30, 2021
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$410	$2,246	$115	$—	$—	$1,934	$246	$4,951
2	—	251	—	—	—	261	—	512
3	8,840	40,501	3,490	—	10,093	13,558	46	76,528
4	104,484	309,881	15,006	31,597	51,797	98,494	30,619	641,878
5	13,276	59,626	1,677	3,302	10,824	109,943	1,406	200,054
6	1,317	6,281	258	—	—	1,287	29	9,172
7	1,109	2,401	78	—	—	347	63	3,998
Total	$129,436	$421,187	$20,624	$34,899	$72,714	$225,824	$32,409	$937,093

	December 31, 2020
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$432	$168	$600
2	—	269	—	—	—	984	21	1,274
3	10,946	50,287	834	190	17,202	21,624	304	101,387
4	92,055	281,473	14,363	25,359	38,869	124,579	33,671	610,369
5	8,898	29,716	1,856	5,289	12,074	94,496	1,108	153,437
6	1,231	5,453	9	—	—	1,030	54	7,777
7	809	1,938	151	—	141	576	86	3,701
Total	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$—	$—	$129,436	$129,436
Commercial real estate	98	—	120	218	420,969	421,187
Home equity and lines of credit	—	—	—	—	20,624	20,624
Residential construction	—	—	—	—	34,899	34,899
Other construction and land	—	—	—	—	72,714	72,714
Commercial	—	—	—	—	225,824	225,824
Consumer	1,130	238	2,189	3,557	28,852	32,409
Total	$1,228	$238	$2,309	$3,775	$933,318	$937,093

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$15	$15	$113,924	$113,939
Commercial real estate	—	—	—	—	369,136	369,136
Home equity and lines of credit	—	—	—	—	17,213	17,213
Residential construction	—	—	—	—	30,838	30,838
Other construction and land	—	—	—	—	68,286	68,286
Commercial	6	—	2	8	243,713	243,721
Consumer	1,840	727	2,549	5,116	30,296	35,412
Total	$1,846	$727	$2,566	$5,139	$873,406	$878,545

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2021 and December 31, 2020 (in thousands).

	September 30, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a valuation allowance
One-to-four family residential	$389	$390	$—	$281	$352	$—
Commercial real estate	2,129	2,181	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	30	30	—	308	434	—
Consumer	—	—	—	66	68	—
	2,548	2,601	—	1,768	2,000	—

Loans with a valuation allowance
One-to-four family residential	352	351	21	—	—	—
Commercial	—	—	—	12	12	1
	352	351	21	12	12	1

Total
One-to-four family residential	741	741	21	281	352	—
Commercial real estate	2,129	2,181	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	30	30	—	320	446	1
Consumer	—	—	—	66	68	—
	$2,900	$2,952	$21	$1,780	$2,012	$1

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$391	$3	$356	$10
Commercial real estate	2,202	19	2,403	70
Other construction and land	—	—	281	10
Commercial	33	—	266	5
Consumer	—	—	77	2
	2,626	22	3,383	97

Loans with a valuation allowance
One-to-four family residential	352	3	—	—
Commercial real estate	—	—	—	—
Other construction and land	—	—	—	—
Commercial	—	—	260	—
Consumer	—	—	16	—
	352	3	276	—

Total
One-to-four family residential	743	6	356	10
Commercial real estate	2,202	19	2,403	70
Other construction and land	—	—	281	10
Commercial	33	—	526	5
Consumer	—	—	93	2
	$2,978	$25	$3,659	$97
18

	Nine Months Ended September 30,
	2021		2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$394	$9	$359	$15
Commercial real estate	2,243	59	2,429	94
Other construction and land	35	—	283	10
Commercial	—	—	392	7
Consumer	—	—	83	3
	2,672	68	3,546	129

Loans with a valuation allowance
One-to-four family residential	355	9	—	—
Commercial real estate	—	—	—	—
Other construction and land	—	—	—	—
Commercial	—	—	311	—
Consumer	—	—	16	1
	355	9	327	1

Total
One-to-four family residential	749	18	359	15
Commercial real estate	2,243	59	2,429	94
Other construction and land	35	—	283	10
Commercial	—	—	703	7
Consumer	—	—	99	4
	$3,027	$77	$3,873	$130

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
One-to-four family residential	$129	$39
Commercial real estate	790	31
Other construction and land	—	126
Commercial	230	324
Consumer	4	13
Non-performing loans	$1,153	$533

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	September 30, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$582	$21	$603
Commercial real estate	888	—	888
Other construction and land	—	—	—
Commercial	301	118	419
Consumer	43	4	47
	$1,814	$143	$1,957

	December 31, 2020
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$241	$40	$281
Commercial real estate	956	—	956
Other construction and land	—	126	126
Commercial	—	132	132
Consumer	57	10	67
	$1,254	$308	$1,562

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Three months ended September 30, 2021
	Extended payment terms	3	$302	$302

There were no loan modifications deemed TDRs for the three months ended September 30, 2020.

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Nine months ended September 30, 2021
	Interest rate concession	1	$357	$357
	Extended payment terms	3	302	302
Total		4	$659	$659

Nine months ended September 30, 2020
	Extended payment terms	3	$173	$172

There were no TDRs that defaulted during the three or nine month period ending September 30, 2021 or 2020 and which were modified as TDRs within the previous 12 months.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the				As of and for the Year Ended
	Nine Months Ended September 30,				December 31,
	2021		2020		2020
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$268,858	$—	$189,776	$—	$203,502	$—
Interest-bearing demand	67,027	130	49,147	44	63,614	75
Money Market	478,897	1,401	322,203	1,442	384,838	1,915
Savings	14,927	9	18,904	26	10,584	8
Time Deposits	222,028	1,012	305,206	4,713	283,942	5,416
	$1,051,737	$2,552	$885,236	$6,225	$946,480	$7,414

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2021, commitments to extend credit and standby letters of credit totaled $300.0 million. We do not anticipate any material losses as a result of these transactions.

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

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$3,834	$1,888	$11,391	$5,435
Less: Preferred stock dividends	(30)	(25)	(90)	(73)
Net income applicable to common equity	3,804	1,863	11,301	5,362
Undistributed earnings allocated to participating securities	(182)	(79)	(539)	(225)
Net income applicable to common stockholders	$3,622	$1,784	$10,762	$5,137

Denominator:
Basic - Total weighted-average basic shares outstandings	5,141,214	5,213,607	5,158,816	5,210,066
Stock options	150,928	54,805	111,322	62,655
Diluted - Total weighted-average diluted shares outstanding	5,292,142	5,268,412	5,270,138	5,272,721

Basic income per share	$0.71	$0.35	$2.09	$0.99
Diluted income per share	$0.68	$0.33	$2.04	$0.97

The Company excluded 107,500 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $24.21 from the computation of diluted earnings per share for the three and nine months ended September 30, 2021 because of their antidilutive effect.

The Company excluded 559,000 potentially dilutive shares of common stock issuable upon exercise of stock options with weighted average exercise prices of $15.93 from the computation of diluted earnings per share for the three and nine months ended September 30, 2020 because of their antidilutive effect.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income and changes in those components are presented in the tables below as of and for the years indicated (in thousands).

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$1,454	$1,454	$2,159	$2,159
Change in net unrealized holding gains on AFS securities	(526)	(526)	(1,427)	(1,427)
Income tax effect	114	114	310	310
Balance, end of period	$1,042	$1,042	$1,042	$1,042

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$1,385	$1,385	$184	$184
Change in net unrealized holding losses on AFS securities	549	549	2,506	2,506
Reclassification adjustment for securities gains realized in net income	—	—	(392)	(392)
Income tax effect	(128)	(128)	(492)	(492)
Balance, end of period	$1,806	$1,806	$1,806	$1,806

There were no AFS securities sold during the three or nine months ended September 30, 2021.

NOTE 9. REPORTABLE SEGMENTS

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

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended September 30, 2021				As of and for the Three Months Ended September 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$8,795	$4,754	$461	$14,010	$7,841	$3,574	$363	$11,778
Interest expense	418	374	431	1,223	1,284	265	219	1,768
Net interest income	8,377	4,380	30	12,787	6,557	3,309	144	10,010
Provision for loan losses	386	108	—	494	125	673	—	798
Noninterest income	443	38	177	658	423	31	108	562
Noninterest expense	5,409	2,487	11	7,907	4,966	2,240	15	7,221
Net income before taxes	3,025	1,823	196	5,044	1,889	427	237	2,553
Income tax expense	726	436	48	1,210	492	123	50	665
Net income	$2,299	$1,387	$148	$3,834	$1,397	$304	$187	$1,888
						.
Total loans, net of deferred fees and costs	$845,962	$91,131	$—	$937,093	$769,324	$70,237	$—	$839,561
Total assets	$970,034	$90,434	$142,199	$1,202,667	$825,180	$69,730	$117,888	$1,012,798
22

	As of and for the Nine Months Ended September 30, 2021				As of and for the Nine Months Ended September 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$25,823	$13,879	$1,228	$40,930	$23,740	$12,298	$1,082	$37,120
Interest expense	1,580	1,079	1,296	3,955	5,028	1,323	703	7,054
Net interest income	24,243	12,800	(68)	36,975	18,712	10,975	379	30,066
Provision for loan losses	977	68	—	1,045	1,727	810	—	2,537
Noninterest income	1,561	112	328	2,001	1,132	95	733	1,960
Noninterest expense	15,568	7,362	47	22,977	15,026	7,178	46	22,250
Net income before taxes	9,259	5,482	213	14,954	3,091	3,082	1,066	7,239
Income tax expense	2,206	1,306	51	3,563	771	769	264	1,804
Net income	$7,053	$4,176	$162	$11,391	$2,320	$2,313	$802	$5,435
						.
Total loans, net of deferred fees and costs	$845,962	$91,131	$—	$937,093	$769,324	$70,237	$—	$839,561
Total assets	$970,034	$90,434	$142,199	$1,202,667	$825,180	$69,730	$117,888	$1,012,798

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$7,444	$—	$7,444
State and municipal obligations	—	20,498	—	20,498
Mortgage-backed securities - agency	—	39,249	—	39,249
Collateralized mortgage obligations - agency	—	48,103	—	48,103
Asset-backed securities	—	2,667	—	2,667
Corporate bonds	—	—	9,291	9,291
Total recurring assets at fair value	$—	$117,961	$9,291	$127,252

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
State and municipal obligations	$—	$17,820	$—	$17,820
Mortgage-backed securities - agency	—	31,487	—	31,487
Collateralized mortgage obligations - agency	—	50,560	—	50,560
Asset-backed securities	—	6,235	—	6,235
Corporate bonds	—	—	4,605	4,605
Total recurring assets at fair value	$—	$106,102	$4,605	$110,707

There were no financial liabilities measured at fair value on a recurring basis as of September 30, 2021, or December 31, 2020.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$7,604	$500	$4,605	$500
Corporate bond additions	1,500	2,000	4,450	2,000
Corporate bond fair value adjustments	187	—	236	—

Balance at end of period	$9,291	$2,500	$9,291	$2,500

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

Other Real Estate Owned

Other real estate owned, or REO, obtained in partial or total satisfaction of a loan is recorded at the lower of recorded investment in the loan or fair value less cost to sell. Subsequent to foreclosure, these assets are carried at the lower of the amount recorded at acquisition date or fair value less cost to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by approved, independent, state certified appraisers. Like impaired loans, appraisals may be discounted based on our historical knowledge, changes in market conditions from the time of appraisal or other information available to us. REO carried at fair value is classified as Level 3.

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Real estate owned:
Other construction and land	$—	$—	$1,395	$1,395
Total	$—	$—	$1,395	$1,395

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$40	$40
Commercial real estate	—	—	31	31
Other construction and land	—	—	126	126
Commercial	—	—	320	320
Consumer	—	—	10	10
Real estate owned:
Commercial real estate	—	—	513	513
Other construction and land	—	—	1,419	1,419
Total	$—	$—	$2,459	$2,459

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2021, or December 31, 2020.

Impaired loans totaling $2.1 million at September 30, 2021 and $1.3 million at December 31, 2020 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2021 and December 31, 2020.

			September 30, 2021	December 31, 2020
	Valuation Technique	Unobservable Input	General Range	General Range
Impaired loans	Discounted Appraisals	Collateral discounts	0% - 30%	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	0% - 30%	0% - 40%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% -3.5%	0% -5.5%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

	Carrying	Fair Value Measurements at September 30, 2021
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$102,086	$102,086	$102,086	$—	$—
Securities available for sale	127,252	127,252	—	117,961	9,291
Loans receivable, net of deferred fees and costs	937,093	928,372	—	—	928,372
Other investments, at cost	3,476	3,476	—	3,476	—
Accrued interest receivable	5,822	5,822	—	5,822	—
BOLI	14,694	14,694	—	14,694	—

Liabilities:
Demand deposits, money market and savings	$829,709	$829,709	$—	$829,709	$—
Time deposits	222,028	222,117	—	222,117
Federal Home Loan Bank advances	16,000	16,140	—	16,140	—
Junior subordinated debentures	35,834	35,805	—	35,805	—
Accrued interest payable	629	629	—	629	—

	Carrying	Fair Value Measurements at December 31, 2020
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$63,025	$63,025	$63,025	$—	$—
Securities available for sale	110,707	110,707	—	106,102	4,605
Loans receivable, net of deferred fees and costs	878,545	869,602	—	—	869,602
Other investments, at cost	6,252	6,252	—	6,252	—
Accrued interest receivable	5,704	5,704	—	5,704	—
BOLI	14,861	14,861	—	14,861	—

Liabilities:
Demand deposits, money market and savings	$662,538	$662,538	$—	$662,538	$—
Time deposits	283,942	284,655	—	284,655
Federal Home Loan Bank advances	16,000	16,274	—	16,274	—
Junior subordinated debentures	35,744	34,234	—	34,234	—
Accrued interest payable	336	336	—	336	—

NOTE 11. SHARE REPURCHASES

On September 16, 2021, the Company’s Board of Directors approved an extension of the duration of the previously announced common stock repurchase program through December 31, 2021. The previous common stock repurchase plan was set to expire September 30, 2021. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

On August 18, 2021, the Company’s Board of Directors approved a preferred stock repurchase plan to repurchase up to 75,000 shares of Series A preferred stock at a price acceptable to the Company through December 31, 2021.

The following table summarizes repurchase activity for the nine months ended September 30, 2021.

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2021 - March 31, 2021	135,230	$17.65	135,230	114,770
April 1, 2021- June 30, 2021	75,216	20.62	210,446	39,554
July 1, 2021 - July 31, 2021	—	—	210,446	39,554
August 1, 2021 - August 31, 2021	—	—	210,446	39,554
September 1, 2021 - September 30, 2021	—	—	210,446	39,554

Period	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2021 - July 31, 2021	n/a	n/a	n/a	n/a
August 1, 2021- August 31, 2021	4,608	$18.67	4,608	70,392
September 1, 2021 - September 30, 2021	—	—	4,608	70,392

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2021. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the item noted below.

On October 18, 2021, the Company’s Board of Directors approved regular cash dividends of $0.10 per common share and $0.105 per Series A preferred share payable on November 19, 2021 to shareholders of record on November 5, 2021.

On October 20, 2021, the Company’s Board of Directors approved the definitive settlement of litigation related to the Bank’s former factoring division. The settlement agreement, signed by all parties on November 4, 2021, awards the Company $1.25 million as reimbursement for legal fees.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1932 (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “continue,” “seek,” “could,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into potential new markets;
•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and Democratic control of Congress;
•	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, including, but not limited to, due to the continuing negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies, practices or guidelines;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed; and
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, (including the potential continuing negative effects of COVID-19 on trade) supply chains disruptions in transportation, war or terrorist activities, essential utility outages or trade disputes and tariffs.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Form 10 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2021, as amended on May 11, 2021 (” 2020 Form 10”).

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

Critical Accounting Policies and Estimates

Our critical accounting policies involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2021 have remained unchanged from the disclosures presented in our 2020 Form 10. Refer to Note 1 of this Form 10-Q for more information about our accounting policies and recent accounting updates.

Overview

GrandSouth Bancorporation (“we,” “us,” “our,” or the “Company) was incorporated in 2000 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s primary purpose is to serve as the holding company for GrandSouth Bank (the “Bank”). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders of the Bank, all of the outstanding shares of capital stock of the Bank were exchanged for shares of the Company, and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

The Company has one non-bank subsidiary, GrandSouth Capital Trust I (the “Trust”), a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. The GrandSouth Trust is not consolidated in the Company’s financial statements.

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

Discussion of Financial Condition

General

Total assets increased $112.9 million to $1.2 billion at September 30, 2021, or 10.4%, from December 31, 2020. This increase in assets was primarily due to increases in cash and cash equivalents of $39.1 million, investments available for sale (“AFS”) of $16.5 million, and loans of $58.5 million.

Total liabilities increased $106.7 million to $1.1 billion at September 30, 2021, or 10.6%, from December 31, 2020, due primarily to increases in total deposits of $105.3 million, which includes increases in noninterest-bearing deposits of $65.4 million.

Total shareholders’ equity increased $6.2 million to $92.7 million, or 7.2%, from December 31, 2020, due to normal retention of earnings, exercise of stock options, and stock-based compensation partially offset by changes in the fair value of AFS investments, payment of dividends, and repurchases of common and preferred shares. Tangible book value per common share, a non-GAAP measure, increased $1.60 to $17.63 at September 30, 2021 from $16.03 at December 31, 2020.

The following is a reconciliation of book value per common share to tangible book value per common share for the periods indicated:

	As of
(in thousands, except share data)	September 30, 2021	December 31, 2020
Book Value (GAAP)	$92,719	$86,525
Book Value Attributable to Preferred Shares	(1,212)	(1,298)
Book Value Attributable to Common Shares	91,507	85,227
Goodwill and intangibles	(737)	(737)
Book Value Attributable to Common Shares (Tangible)	$90,770	$84,490
Outstanding common shares	5,148,681	5,271,971
Tangible Book Value Per Common Share	$17.63	$16.03

Cash and Cash Equivalents

Total cash and cash equivalents increased $39.1 million to $102.1 million at September 30, 2021 from $63.0 million at December 31, 2020, primarily due to the increase in customer deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will continue to hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as AFS, which is carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated (in thousands).

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies	$7,467	$7,444	$—	$—
State and municipal obligations	19,893	20,498	16,684	17,820
Mortgage-backed securities - agency	39,179	39,249	31,056	31,487
Collateralized mortgage obligations - agency	47,760	48,103	49,441	50,560
Asset-backed securities	2,672	2,667	6,268	6,235
Corporate bonds	8,950	9,291	4,500	4,605
	$125,921	$127,252	$107,949	$110,707

AFS investment securities increased $16.5 million, or 14.9%, to $127.3 million at September 30, 2021 from $110.7 million at December 31, 2020. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

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

	September 30,		December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Real estate loans:
One-to-four family residential	$129,660	13.8%	$114,119	13.0%
Commercial	421,857	45.0	369,706	42.0
Home equity loans and lines of credit	20,581	2.2	17,174	2.0
Residential construction	35,041	3.7	30,989	3.5
Other construction and land	73,010	7.8	68,611	7.8
Commercial	225,355	24.0	243,617	27.7
Consumer	32,358	3.5	35,362	4.0
Loans receivable, gross	$937,862	100.0%	$879,578	100.0%
Deferred loan fees, net	(707)		(956)
Unaccreted discount	(247)		(274)
Unamortized premium	185		197

Loans receivable, net of deferred fees and costs	$937,093		$878,545

Included in commercial loans are PPP loans totaling $6.7 million and $22.5 million as of September 30, 2021 and December 31, 2020, respectively.

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

If a loan is modified in a troubled debt restructure (“TDR”), the loan is generally placed on non-accrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally nine consecutive months, and the ultimate collectability of all amounts contractually due is not in doubt. For a discussion of TDRs, see the section entitled “Troubled Debt Restructurings” below.

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had no loans 90 days or more past due that are still accruing interest as of September 30, 2021 or December 31, 2020 that are not 98% guaranteed by the issuing agency.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
September 30, 2021
Commercial real estate	$98	$—	$120	$218
Consumer	1,130	238	2,189	3,557
Total delinquent loans	$1,228	$238	$2,309	$3,775
% of total loans, net	0.13%	0.02%	0.25%	0.40%

December 31, 2020
One-to-four family residential	$—	$—	$15	$15
Commercial	6	—	2	8
Consumer	1,840	727	2,549	5,116
Total delinquent loans	$1,846	$727	$2,566	$5,139
% of total loans, net of deferred fees and costs	0.21%	0.08%	0.29%	0.58%

Total delinquencies as a percentage of loans have decreased from 0.58% at December 31, 2020 to 0.40% at September 30, 2021. Delinquent loans decreased $1.3 million, or 26.5%, to $3.8 million at September 30, 2021 from $5.1 million at December 31, 2020. We continue to focus on collection efforts and favorable resolutions.

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

	September 30,	December 31,
	2021	2020
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$129	$39
Commercial	790	31
Other construction and land	—	126
Commercial	230	324
Consumer	4	13
Total nonperforming loans	1,153	533

REO:
Commercial real estate	—	513
Other construction and land	1,395	1,419
Total foreclosed real estate	1,395	1,932
Total nonperforming assets	$2,548	$2,465

TDRs still accruing	$1,814	$1,254

Ratios:
Nonperforming loans to total loans	0.12%	0.06%
Nonperforming assets to total assets	0.21%	0.23%

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

	September 30,	December 31,
	2021	2020
Classified loans:
Substandard	$3,998	$3,701
Doubtful	—	—
Loss	—	—
Total classified loans:	3,998	3,701
Special mention	9,172	7,777
Total criticized loans	$13,170	$11,478

Total classified loans as a % of total loans, net of deferred fees and costs	0.43%	0.42%
Total criticized loans as a % of total loans, net of deferred fees and costs	1.41%	1.31%

Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

Certain industries have been particularly hard-hit by the COVID-19 pandemic, including the travel and hospitality industry, the restaurant industry, and the retail industry. Although we do not have any known credit problems that are not included in the table above, we had $8.2 million of loans to the restaurant and food service industry and $4.9 million of loans to the hotel industry as of September 30, 2021.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into eight loan categories, contain average net loss rates ranging from approximately 0.00% to 0.72%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Changes in lending and loan review policies;
•	Experience, ability, and depth of lending management;
•	Volume and severity of past due, nonaccrual, and classified loans;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	Economic conditions – including unemployment rates, housing prices and sales, and regional economic outlooks.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends.

Our evaluation considers changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of our loans, including the condition of various market segments, considered changes in economic activity and unemployment rates resulting from the COVID-19 pandemic. This evaluation resulted in a reduction in reserve during 2021 related to the economic conditions qualitative factor as a result of improvement in economic conditions and unemployment rates at both national and regional levels. These factors are subject to further adjustment as economic and other conditions change.

The following table sets forth activity in our allowance for loan losses at the dates and for the periods indicated (in thousands).

	As of and for the
	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$12,572	$10,287
Charge-offs:
Real Estate:
One-to-four family residential	30	—
Commercial	52	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	—	—
Commercial	304	1,623
Consumer	—	27
Total charge-offs	386	1,650

Recoveries:
Real Estate:
One-to-four family residential	21	3
Commercial	—	—
Home equity loans and lines of credit	—	—
Residential construction	—	—
Other construction and land	17	—
Commercial	461	787
Consumer	—	24
Total recoveries	499	814
Net (recoveries) chargeoffs	(113)	836
Provision for loan losses	1,045	2,537
Balance at end of period	$13,730	$11,988

Ratios:
Net (recoveries) charge-offs to average loans outstanding	(0.01)%	0.11%
Allowance to nonperforming loans at period end	1,190.81%	2,011.41%
Allowance to total loans at period end	1.47%	1.43%

Our allowance as a percentage of total loans increased to 1.47% at September 30, 2021 from 1.43% at both December 31, 2020, and September 30, 2020, primarily as the result of loan growth in our more heavily reserved Carbucks segment.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. However, in light of the COVID-19 pandemic, there is a risk that loss rates could increase. Our coverage ratio of nonperforming loans decreased to 1,190.81% at September 30, 2021 from 2,358.72% at December 31, 2020, and 2,011.41% at September 30, 2020, primarily as the result of the increased balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	September 30, 2021		December 31, 2020
	Balance	Percent	Balance	Percent
Deposit type:
Savings accounts	$14,927	1.4	$10,584	1.1
Time deposits	222,028	21.1	283,942	30.1
Money market accounts	478,897	45.5	384,838	40.7
Interest-bearing demand accounts	67,027	6.4	63,614	6.7
Noninterest-bearing demand accounts	268,858	25.6	203,502	21.5
Total deposits	$1,051,737	100.0	$946,480	100.0

As indicated in the above table, deposit balances increased approximately $105.3 million, or 11.1%, for the nine months ended September 30, 2021 compared to December 31, 2020. The increase in total deposits was mainly attributable to the $94.1 million, or 24.4%, increase in money market accounts and $65.4 million, or 32.1%, increase in noninterest-bearing demand accounts, partially offset by a $61.9 million, or 21.8%, decline in time deposits.

Discussion of Results of Operation

Comparison of the Three Months Ended September 30, 2021 and September 30, 2020.

General

Net income for the three months ended September 30, 2021 was $3.8 million, compared to $1.9 million for the same period in 2020. The increase in net income for the period was primarily the result of increases in net interest income and noninterest income of $2.8 million and $0.1 million, respectively, and a decrease in the provision for loan losses of $0.3 million, partially offset by an increase in noninterest expenses totaling $0.7 million.

Net Interest Income

Net interest income increased $2.8 million, or 27.7%, to $12.8 million for the three months ended September 30, 2021, compared to $10.0 million for the same period in 2020. The increase in net interest income was primarily due to a higher volume in loans (both Core Bank and Carbucks) and taxable investments, and decreases in costs on time deposits, partially offset by the decline in yields on our Core Bank loans and taxable investments during the period.

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

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$835,818	$8,748	4.15%	$748,508	$7,782	4.14%
Loans, Carbucks(2)	92,110	4,754	20.48%	60,682	3,574	23.37%
Investments - taxable	117,879	389	1.32%	90,522	293	1.29%
Investments - tax exempt (3)	12,738	88	2.76%	12,650	89	2.81%
Federal funds sold and other interest earning deposits	81,085	27	0.13%	35,992	14	0.15%
Other investments, at cost	4,147	23	2.22%	7,927	45	2.24%

Total interest-earning assets	1,143,777	14,029	4.87%	956,281	11,797	4.91%

Noninterest-earning assets	36,627			33,331

Total assets	$1,180,404			$989,612

Interest-bearing liabilities:
Savings accounts	$13,437	$3	0.10%	$8,603	$2	0.10%
Time deposits	234,642	221	0.37%	317,511	1,076	1.35%
Money market accounts	453,974	487	0.43%	310,602	410	0.52%
Interest bearing transaction accounts	68,525	45	0.26%	38,404	23	0.24%
Total interest bearing deposits	770,578	756	0.39%	675,120	1,511	0.89%

FHLB advances	16,000	36	0.89%	17,003	39	0.92%
Junior subordinated debentures	35,816	431	4.78%	18,113	218	4.78%
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	822,394	1,223	0.59%	710,236	1,768	0.99%

Noninterest-bearing deposits	260,396			193,050

Other non interest bearing liabilities	5,537			3,917

Total liabilities	1,088,327			907,203
Total equity	92,077			82,409

Total liabilities and equity	$1,180,404			$989,612

Tax-equivalent net interest income		$12,806			$10,029

Net interest-earning assets (4)	$321,383			$246,045

Average interest-earning assets to interest-bearing liabilities	139.08%			134.64%

Tax-equivalent net interest rate spread (5)			4.28%			3.92%
Tax-equivalent net interest margin (6)			4.44%			4.17%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $19,000 for both of the three months ended September 30, 2021 and 2020.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.
39

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the absolute values of changes due to rate and the changes due to volume.

	For the Three Months Ended September 30, 2021
	Compared to the Three Months Ended September 30, 2020
	Increase (decrease) due to:
(in thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, Core Bank(1)	$935	$31	$966
Loans, Carbucks(1)	1,666	(486)	1,180
Investments - taxable	90	6	96
Investments - tax exempt (2)	1	(2)	(1)
Federal funds sold and other interest earning deposits	15	(2)	13
Other investments, at cost	(22)	—	(22)
Total interest-earning assets	2,685	(453)	2,232

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	(227)	(628)	(855)
Money market accounts	165	(88)	77
Interest bearing transaction accounts	20	2	22
FHLB advances	(3)	—	(3)
Junior subordinated debentures	213	—	213
Total interest-bearing liabilities	169	(714)	(545)
Change in tax-equivalent net interest income	$2,516	$261	$2,777

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate

Net interest income before provision for loan losses increased to $12.8 million for the three months ended September 30, 2021, compared to $10.0 million for the same period in 2020 due to both improvements in volume and favorable movements in rates.

The increase in tax-equivalent net interest income of $2.5 million related to volume was primarily the result of higher average loan (both Core Bank and Carbucks) and taxable investment balances which increased $118.7 million and $27.4 million, respectively, and an $82.9 million decrease in average time deposits for the three months ended September 30, 2021 compared to the same period in 2020. The increase in average loan and taxable investment balances was partially offset by increases of $143.4 million in money market balances and $30.1 million in interest bearing transaction accounts.

The increase in tax-equivalent net interest income of $0.3 million related to rate was primarily the result of decreased costs on time deposits, partially offset by decreased yields on Carbucks loans.

Our tax-equivalent net interest margin was 4.44% for the three months ended September 30, 2021, compared to 4.17% for the same period in 2020, an increase of 27 basis points. The increase in net interest margin was primarily attributable to higher average loan and taxable investment balances combined with interest rate reductions on our cost of funds partially offset by reduced yields on our Carbucks loans.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended September 30, 2021 of $0.5 million due to organic loan growth, compared to a $0.8 million provision for loan losses for the same period in 2020 which included certain qualitative adjustments in response to the COVID-19 pandemic. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model. However, in light of the continued COVID-19 pandemic, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Service charges on deposit accounts	$320	$263	$57
BOLI	84	109	(25)
Net gain on sale of premises and equipment	6	7	(1)
Other	248	183	65
Total noninterest income	$658	$562	$96

Our noninterest income increased $0.1 million to $0.7 million in the three months ended September 30, 2021, compared to the same period in 2020 due primarily to increases in service charges on deposit accounts of $0.1 million and other noninterest of $0.1 million, partially offset by reduced income realized on BOLI policies.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Compensation and employee benefits	$5,367	$4,940	$427
Net occupancy	584	570	14
Federal deposit insurance	157	129	28
Professional and advisory	314	317	(3)
Data processing	509	534	(25)
Marketing and advertising	49	29	20
Net cost of operation of REO	11	20	(9)
Other	916	682	234
Total noninterest expenses	$7,907	$7,221	$686

Our noninterest expense increased $0.7 million to $7.9 million in the three months ended September 30, 2021, compared to the same period in 2020 primarily as the result of increases in compensation and employee benefits of and other noninterest expense of $0.4 million and $0.2 million, respectively. The increase in compensation and employee benefits is primarily related to increased full-time equivalent employees combined with annual raises and increases in employee benefits, incentives and commissions. The increase in other noninterest expense includes miscellaneous loan fees related to Carbucks.

Income Taxes

Income tax expense totaled $1.2 million for the three months ended September 30, 2021, compared to $0.7 million for the same period in 2020. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.0% and 26.0% for the three months ended September 30, 2021 and 2020, respectively.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Comparison of the Nine Months Ended September 30, 2021 and September 30, 2020.

General

Net income for the nine months ended September 30, 2021 was $11.4 million, compared to $5.4 million for the same period in 2020. The increase in net income for the period was primarily the result of an increase in net interest income of $6.9 million and a decrease in the provision for loan losses of $1.5 million, offset by increases in noninterest expenses $0.7 million and in income tax expense of $1.8 million.

Net Interest Income

Net interest income increased $6.9 million, or 23.0%, to $37.0 million for the nine months ended September 30, 2021, compared to $30.1 million for the same period in 2020. The increase in net interest income was primarily due to a $116.0 million increase in average loans (both Core Bank and Carbucks), a $42.7 million increase in average investments (both taxable and tax exempt), and decreases in costs on our average time deposits and money market accounts, partially offset by the decline in yields on our loans (both Core Bank and Carbucks) and taxable investments during the period and a $106.9 million increase in our average interest-bearing liabilities.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$820,177	$25,670	4.18%	$721,065	$23,469	4.35%
Loans, Carbucks(2)	87,504	13,879	21.21%	70,654	12,297	23.19%
Investments - taxable	112,538	1,015	1.20%	75,144	947	1.68%
Investments - tax exempt (3)	12,708	265	2.78%	7,383	165	2.97%
Federal funds sold and other interest earning deposits	71,678	69	0.13%	35,669	102	0.38%
Other investments, at cost	5,118	88	2.30%	9,067	175	2.58%

Total interest-earning assets	1,109,723	40,986	4.94%	918,982	37,155	5.40%

Noninterest-earning assets	37,046			36,529

Total assets	$1,146,769			$955,511

Interest-bearing liabilities:
Savings accounts	$12,301	$9	0.10%	$7,788	$6	0.10%
Time deposits	252,665	1,012	0.54%	346,055	4,714	1.82%
Money market accounts	427,296	1,401	0.44%	287,254	1,462	0.68%
Interest bearing transaction accounts	66,654	130	0.26%	28,853	44	0.20%
Total interest bearing deposits	758,916	2,552	0.45%	669,950	6,226	1.24%

FHLB advances	16,000	107	0.89%	15,500	120	1.03%
Junior subordinated debentures	35,787	1,296	4.84%	18,103	703	5.19%
Other borrowings	135	—	—	432	5	1.55%

Total interest-bearing liabilities	810,838	3,955	0.65%	703,985	7,054	1.34%

Noninterest-bearing deposits	241,491			166,410

Other non interest bearing liabilities	5,605			4,534

Total liabilities	1,057,934			874,929
Total equity	88,835			80,582

Total liabilities and equity	$1,146,769			$955,511

Tax-equivalent net interest income		$37,031			$30,101

Net interest-earning assets (4)	$298,885			$214,997

Average interest-earning assets to interest-bearing liabilities	136.86%			130.54%

Tax-equivalent net interest rate spread (5)			4.29%			4.06%
Tax-equivalent net interest margin (6)			4.46%			4.38%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $56,000 and $35,000 for the nine months ended September 30, 2021 and 2020, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.
43

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on changes due to rate and the changes due to volume.

	For the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans, Core Bank (1)	$3,111	$(910)	$2,201
Loans, Carbucks (1)	2,729	(1,147)	1,582
Investments - taxable	390	(322)	68
Investments - tax exempt (2)	111	(11)	100
Interest-earning deposits	62	(95)	(33)
Other investments, at cost	(70)	(17)	(87)
Total interest-earning assets	6,333	(2,502)	3,831

Interest-bearing liabilities:
Savings accounts	3	—	3
Time deposits	(1,024)	(2,678)	(3,702)
Money market accounts	565	(626)	(61)
Interest bearing transaction accounts	71	15	86
FHLB advances	4	(17)	(13)
Junior subordinated debentures	643	(50)	593
Other borrowings	(1)	(4)	(5)
Total interest-bearing liabilities	261	(3,360)	(3,099)
Change in tax-equivalent net interest income	$6,072	858	6,930

(1)	Non-accrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate

Net interest income before provision for loan losses increased to $37.0 million for the nine months ended September 30, 2021, compared to $30.1 million for the same period in 2020. As indicated in the table above, the increase of $6.1 million in net interest income earned attributable to an improvement in volume was combined with a $0.9 million favorable movement in rates.

The increase in tax-equivalent net interest income of $6.1 million related to volume was primarily the result of higher average loan (both Core Bank and Carbucks) and investment balances (both taxable and tax exempt) which increased $116.0 million and $42.7 million, respectively, and lower time deposits which decreased $93.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. The increase in average loan and investment balances and lower time deposits was partially offset by increases of $140.0 million and $17.7 million in money market and junior subordinated debentures balances, respectively.

The increase in tax-equivalent net interest income of $0.9 million related to rate was primarily the result of decreased costs on time deposits and money markets accounts. These decreased costs were partially offset by decreased yields on loans (both Core Bank and Carbucks), taxable investments, and interest-earning deposits.

Our tax-equivalent net interest margin was 4.46% for the nine months ended September 30, 2021, compared to 4.38% for the same period in 2020. The increase in net interest margin was primarily attributable to interest rate reductions on our cost of funds, partially offset by the impact of these interest rate reductions on loans, investments, and interest-earning deposits.

Provision for Loan Losses

We recorded a provision for loan losses for the nine months ended September 30, 2021 of $1.0 million due to organic loan growth, compared to $2.5 million for the same period in 2020 which included certain qualitative adjustments in response to the COVID-19 pandemic. We are experiencing continued stabilization in asset quality, low charge-off amounts, and a continued decline in the historical loss rates used in our allowance for loan losses model. However, in light of the continued COVID-19 pandemic, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Service charges on deposit accounts	$910	$719	$191
Gain on sale of AFS investments	—	392	(392)
BOLI	261	313	(52)
Net gain on sale of premises and equipment	90	15	75
Other	740	521	219
Total noninterest income	$2,001	$1,960	$41

Our noninterest income increased $41 thousand to $2.0 million in the nine months ended September 30, 2021, compared to the same period in 2020 due primarily to increases in service charges on deposit accounts, third-party loan referral fees and excess death benefits in 2021, offset by the gain on sale of AFS securities of $0.4 million in 2020.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Compensation and employee benefits	$15,428	$15,140	$288
Net occupancy	1,732	1,655	77
Federal deposit insurance	482	360	122
Professional and advisory	888	951	(63)
Data processing	1,536	1,378	158
Marketing and advertising	128	115	13
Net cost of operation of REO	140	293	(153)
Other	2,643	2,358	285
Total noninterest expenses	$22,977	$22,250	$727

Our noninterest expense increased $0.7 million to $23.0 million in the nine months ended September 30, 2021, compared to the same period in 2020. Compensation and employee benefits increased $0.3 million for the nine months ended September 30, 2021, as compared to the same period in 2020. The increase is primarily related to increased full-time equivalent employees combined with annual raises and increases in employee benefits, incentives and commissions.

Federal deposit insurance increased $0.1 million for the nine months ended September 30, 2021, compared to the same period in 2020 due to increased deposit balances.

Data processing expenses increased $0.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to an increased number of accounts and transactions.

Net cost of operation of REO decreased $0.2 million for the nine months ended September 30, 2021, compared to the same period in 2020, primarily due to valuation adjustments for updated appraisals or sales contract amounts in 2020.

Other noninterest expense increased $0.3 million for the nine months ended September 30, 2021, compared to the same period in 2020 primarily due to increased software maintenance and licensing expenses.

Income Taxes

Income tax expense totaled $3.6 million for the nine months ended September 30, 2021, compared to $1.8 million for the same period in 2020. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 23.8% and 24.9% for the nine months ended September 30, 2021 and 2020, respectively.

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

Comparison of the Three Months Ended September 30, 2021 and 2020.

	As of and for the Three Months Ended September 30, 2021				As of and for the Three Months Ended September 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$8,795	$4,754	$461	$14,010	$7,841	$3,574	$363	$11,778
Interest expense	418	374	431	1,223	1,284	265	219	1,768
Net interest income	8,377	4,380	30	12,787	6,557	3,309	144	10,010
Provision for loan losses	386	108	—	494	125	673	—	798
Noninterest income	443	38	177	658	423	31	108	562
Noninterest expense	5,409	2,487	11	7,907	4,966	2,240	15	7,221
Net income before taxes	3,025	1,823	196	5,044	1,889	427	237	2,553
Income tax expense	726	436	48	1,210	492	123	50	665
Net income	$2,299	$1,387	$148	$3,834	$1,397	$304	$187	$1,888

Total loans, net of deferred fees and costs	$845,962	$91,131	$—	$937,093	$769,324	$70,237	$—	$839,561
Total assets	$970,034	$90,434	$142,199	$1,202,667	$825,180	$69,730	$117,888	$1,012,798

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $0.9 million to $2.3 million for the three months ended September 30, 2021 compared to $1.4 million for the same period in 2020. Net interest income increased $1.8 million to $8.4 million for the three months ended September 30, 2021 from $6.6 million for the same period a year ago primarily due to increased loan volume and reduced funding costs. Provision for loan losses increased $0.3 million for the three months ended September 30, 2021 compared to 2020 due to organic growth. Noninterest expense increased $0.4 million to $5.4 million for the 2021 period compared to $5.0 million for the same period in 2020 due to primarily to net cost of operation of REO in 2020 partially offset by increased data processing expense in 2021.

Carbucks

Carbucks provides specialty floor plan inventory financing for more than 1,500 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $7,000 per unit, generally has an average 66-day turnover, and generates approximately $200 in financing fees per vehicle which is included in loan interest income.

Carbucks net income increased $1.1 million to $1.4 million for the three months ended September 30, 2021 compared to $0.3 million for the same three-month period in 2020. Net interest income increased $1.1 million to $4.4 million for the 2021 period from $3.3 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses decreased $0.6 million for the three months ended September 30, 2021 compared to 2020 due to additional qualitative adjustments in 2020 related to COVID-19 uncertainty. Noninterest expense increased $0.3 million to $2.5 million for the 2021 period compared to $2.2 million for the same period in 2020 due primarily to increased vehicle identification related fees as a result of increased inventory.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $39 thousand to $0.1 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due increased interest expense related to the Company’s subordinated debt issuance and gain on sale of AFS securities in 2020, partially offset by increased AFS investment interest.

Comparison of the Nine Months Ended September 30, 2021 and 2020.

	As of and for the Nine Months Ended September 30, 2021				As of and for the Nine Months Ended September 30, 2020
	Core Bank	Carbucks	Other	Total	Core Bank	Carbucks	Other	Total
Interest income	$25,823	$13,879	$1,228	$40,930	$23,740	$12,298	$1,082	$37,120
Interest expense	1,580	1,079	1,296	3,955	5,028	1,323	703	7,054
Net interest income	24,243	12,800	(68)	36,975	18,712	10,975	379	30,066
Provision for loan losses	977	68	—	1,045	1,727	810	—	2,537
Noninterest income	1,561	112	328	2,001	1,132	95	733	1,960
Noninterest expense	15,568	7,362	47	22,977	15,026	7,178	46	22,250
Net income before taxes	9,259	5,482	213	14,954	3,091	3,082	1,066	7,239
Income tax expense	2,206	1,306	51	3,563	771	769	264	1,804
Net income	$7,053	$4,176	$162	$11,391	$2,320	$2,313	$802	$5,435

Total loans, net of deferred fees and costs	$845,962	$91,131	$—	$937,093	$769,324	$70,237	$—	$839,561
Total assets	$970,034	$90,434	$142,199	$1,202,667	$825,180	$69,730	$117,888	$1,012,798

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $4.7 million to $7.0 million for the nine months ended September 30, 2021 compared to $2.3 million for the same period in 2020. Net interest income increased $5.5 million to $24.2 million for the nine months ended September 30, 2021 from $18.7 million for the same period a year ago primarily due to increased loan and volume and reduced funding costs. Provision for loan losses decreased $0.7 million for the nine months ended September 30, 2021 compared to 2020 due to certain qualitative adjustments made in the nine months ended September 30, 2020 in response to the COVID-19 pandemic, offset by organic growth in the nine months ended September 30, 2021. Noninterest income increased $0.4 million for the nine months ended September 30, 2021 compared to the same period in 2020 due to increases in service charges on deposit accounts, third-party loan referral fees, and excess death benefits. Noninterest expense increased $0.6 million to $15.6 million for the 2021 period compared to $15.0 million for the same period in 2020 due to primarily to increases in federal deposit insurance and data processing expense partially offset by net cost of operation of REO in 2020.

Carbucks

Carbucks provides specialty floor plan inventory financing for more than 1,500 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $7,000 per unit, generally has an average 66-day turnover, and generates approximately $200 in financing fees per vehicle which is included in loan interest income.

Carbucks net income increased $1.9 million to $4.2 million for the nine months ended September 30, 2021 compared to $2.3 million for the same period in 2020. Net interest income increased $1.8 million to $12.8 million for the 2021 period from $11.0 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses decreased $0.7 million for the nine months ended September 30, 2021 compared to 2020 due to improvements in certain qualitative factors related to COVID-19 in 2020. Noninterest expense increased $0.2 million to $7.4 million for the 2021 period compared to $7.2 million for the same period in 2020 due primarily to decreased vehicle identification related fees as a result of reduced inventory in early 2021.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.6 million to $0.2 million for the nine months ended September 30, 2021 compared to net income of $0.8 million for the same period in 2020 primarily due to increased interest expense related to the Company’s subordinated debt issuance and gain on sale of AFS securities in 2020.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2021.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2021, cash and cash equivalents totaled $102.1 million. Included in this total was $63.8 million held at the FRB, $0.7 million held at the FHLB, and $31.8 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Investing activities:
Purchases of investments	$(38,520)	$(55,191)
Maturities and principal repayments of investments	19,644	9,275
Sales of investments	—	18,787
Net increase in loans	(58,435)	(84,283)

Financing activities:
Net increase in deposits	$105,257	$72,735
Repurchase of common stock	(3,946)	—
Proceeds from FHLB advances	—	27,000
Repayment of FHLB advances		(6,000)

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the three or nine months ended September 30, 2021 or 2020.

At September 30, 2021, we had $300.0 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as September 30, 2021.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of September 30, 2021 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$348,966
Pledgeable marketable securities	127,252
FHLB totals	476,218	$16,000	$460,218
Fed funds lines	56,000	—	56,000
	$532,218	$16,000	$516,218

Capital Resources. Shareholders’ equity increased $6.2 million to $92.7 million at September 30, 2021 compared to $86.5 million at December 31, 2020. This increase was primarily attributable to net income of $11.4 million, stock-based compensation of $0.5 million, and stock options exercised of $1.1 million partially offset by stock repurchases of $4.0 million, after-tax decreases in market value of AFS investment securities of $1.1 million and dividends declared of $1.6 million.

On June 16, 2021, the Company’s Board of Directors approved an extension of the duration of the previously announced common stock repurchase program (“Common Stock Repurchase Plan”) through December 31, 2021. The previous Common Stock Repurchase Plan was set to expire September 30, 2021. Pursuant to the Common Stock Repurchase Plan, the Company may repurchase 250,000 common shares including shares repurchased prior to the extension of the Common Stock Repurchase Plan. The Company has repurchased 210,446 shares for an aggregate amount of $3.9 million under the Common Stock Repurchase Plan. The remaining capacity under the Common Stock Repurchase Plan is 39,554 common shares.

On August 18, 2021, the Company’s Board of Directors approved the preferred stock repurchase program (“Preferred Stock Repurchase Plan”) to repurchase up to 75,000 shares of Series A preferred stock at a price acceptable to the Company through December 31, 2021. The Company has repurchased 4,608 shares for an aggregate amount of $0.1 million under the Preferred Stock Repurchase Plan. The remaining capacity under the Preferred Stock Repurchase Plan is 70,392 common shares.

Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at September 30, 2021 and December 31, 2020 (dollars in thousands).

	Actual		For Capital Adequacy Purposes (1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Tier 1 Leverage Capital	$118,269	10.03%	$47,177	>4%	$58,971	>5%
Common Equity Tier 1 Capital	$118,269	12.05%	$68,686	>7.0%	$63,780	>6.5%
Tier 1 Risk-based Capital	$118,269	12.05%	$83,404	>8.5%	$78,498	>8%
Total Risk-based Capital	$130,552	13.30%	$103,029	>10.5%	$98,122	>10%

As of December 31, 2020:
Tier 1 Leverage Capital	$105,820	10.05%	$36,100	>4%	$45,125	>5%
Common Equity Tier 1 Capital	$105,820	11.73%	$63,174	>7.0%	$58,662	>6.5%
Tier 1 Risk-based Capital	$105,820	11.73%	$76,712	>8.5%	$72,199	>8%
Total Risk-based Capital	$117,117	12.98%	$94,761	>10.5%	$90,249	>10%

1)	Includes capital conservation buffer of 2.50%.
50

The tables below summarize the capital amounts and ratios of the Company and the minimum regulatory requirements in accordance with Basel III at September 30, 2021, and December 31, 2020 (in thousands).

	Actual		For Capital Adequacy Purposes (1)
	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Tier I Leverage Capital	$99,187	8.41%	$47,187	>4%
Common Equity Tier 1 Capital	$90,940	9.26%	$68,741	>7.0%
Tier I Risk-based Capital	$99,187	10.10%	$83,472	>8.5%
Total Risk Based Capital	$139,067	14.16%	$103,112	>10.5%

As of December 31, 2020:
Tier I Leverage Capital	$91,876	8.72%	$42,189	>4%
Common Equity Tier 1 Capital	$83,629	9.26%	$63,248	>7.0%
Tier I Risk-based Capital	$91,876	10.17%	$76,801	>8.5%
Total Risk Based Capital	$130,683	14.46%	$94,871	>10.5%

1)	Includes capital conservation buffer of 2.50%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2021, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2021.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2020 Form 10 as filed with the SEC on March 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)            On May 14, 2021, the Company’s 2021 Form 10 registration statement pursuant to Section 12(g) of the Exchange Act went effective. During the quarter ended September 30, 2021 but prior to the filing of our Registration Statement on Form S-8 on August 30, 2021, certain employees of the Company exercised options for shares of our common stock. All of the stock options were issued pursuant to the GrandSouth Bancorporation 2009 Stock Option Plan. The table below reflects the date, number of options exercised, number of shares issued and the exercise price for each option exercised in the three months ending September 30, 2021.

Date of Exercise	Total Number of Options	Total Number of Common Shares Issued	Exercise Price
July 1, 2021	4,000	4,000	$13.50
July 1, 2021	5,000	5,000	12.50
July 1, 2021	1,000	1,000	16.55
July 9, 2021	3,000	3,000	13.05
September 13, 2021	5,000	5,000	16.55
September 13, 2021	3,000	3,000	13.05

These options were awarded pursuant to the exemption from compliance with the registration requirements of the Securities Act provided by Rule 701 promulgated thereunder. The issuance of shares of the common pursuant to the exercise of such options was therefore also exempt from registration under the Securities Act pursuant to Rule 701.

(b)           Not Applicable.

(c)           The following table contains information regarding purchases of our common stock during the three months ended September 30, 2021 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2021-July 31, 2021	—	—	—	39,554
August 1, 2021-August 31, 2021	—	—	—	39,554
September 1, 2021-September 30, 2021	—	—	—	39,554

(1) On June 16, 2021, the Company’s Board of Directors approved an extension of the duration of the Common Stock Repurchase Plan through December 31, 2021. The previous Common Stock Repurchase Plan was set to expire September 30, 2021. Pursuant to the Common Stock Repurchase Plan, the Company may repurchase 250,000 common shares including shares repurchased prior to the extension of the Common Stock Repurchase Plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(d) Exhibits. See Exhibit Index Below

Exhibit No.	Description
31.1	Certification of Chief Executive Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Grandsouth Bancorporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in Inline XBRL format.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	Grandsouth Bancorporation

	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)
55