Form 10-K
period 2021-12-31
GRANDSOUTH BANCORPORATION
filed 2022-03-31
CIK 1126961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2021
Or
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number: 000-31937

GrandSouth Bancorporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

(864) 770-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to section 12(g) of the Act: Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ NO ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $87.4 million based on a closing price of $25.00 on June 30, 2021. On March 15, 2022, 5,193,778 shares of the registrant’s common stock (no par value), were issued and outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders to be held in 2022 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report” or this “Form 10-K”), including information included or incorporated by reference in this document, contains statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may relate to, among other matters, the financial condition, results of operations, plans, objectives, future performance, and business of GrandSouth Bancorporation (the “Company”). Forward-looking statements speak only as of the date they are made, are based on many assumptions and estimates and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “continue,” “assume,” “believe,” “intend,” “plan,” “forecast,” “goal,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, without limitation those described under the heading “Risk Factors” in this Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission (the “SEC”) and the following:

•	The continuing impact of COVID-19 and its variants, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy, and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•	credit losses as a result of, among other potential factors, declining real estate values, increasing interest rates, increasing unemployment, or changes in customer payment behavior or other factors;
•	the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	restrictions or conditions imposed by our regulators on our operations;
•	the adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses, write-down assets, or take other actions;
•	risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•	reduced earnings due to higher other-than-temporary impairment charges resulting from additional decline in the value of our securities portfolio, specifically as a result of increasing default rates, and loss severities on the underlying real estate collateral;
•	increases in competitive pressure in the banking and financial services industries;
•	changes in the interest rate environment which could reduce anticipated or actual margins;
•	changes in political conditions or the legislative or regulatory environment, including new governmental initiatives affecting the financial services industry;
•	general economic conditions resulting in, among other things, a deterioration in credit quality;
•	changes occurring in business conditions and inflation;
•	changes in access to funding or increased regulatory requirements with regard to funding;
•	cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
•	changes in deposit flows;
•	changes in technology;
•	our current and future products, services, applications and functionality and plans to promote them;
•	changes in monetary and tax policies, including potential changes in tax laws and regulations;
•	changes in accounting standards, policies, estimates and practices as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;
1

•	our assumptions and estimates used in applying critical accounting policies, which may prove unreliable, inaccurate or not predictive of actual results;
•	the rate of delinquencies and amounts of loans charged-off;
•	the rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	our ability to maintain appropriate levels of capital, including levels of capital required under the capital rules implementing Basel III;
•	our ability to successfully execute our business strategy;
•	our ability to attract and retain key personnel;
•	our ability to retain our existing customers, including our deposit relationships;
•	adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•	risks associated with our participation in the Paycheck Protection Program, otherwise the PPP, established by the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, including but not limited to, the failure of the borrower to qualify for loan forgiveness, which would subject us to the risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit;
•	disruptions due to flooding, severe weather or other natural disasters; and
•	other risks and uncertainties described under “Risk Factors” below.

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. Our past results of operations do not necessarily indicate our future results. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

All forward-looking statements in this report are based on information available to us as of the date of this report. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations will be achieved. We undertake no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

2

Summary of Material Risks

An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see Item 1A—Risk Factors.

Risks Related to Economic Conditions, Including as a Result of the COVID-19 Pandemic

•	The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.
•	Our business may be adversely affected by conditions in the financial markets and economic conditions generally.
•	Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics (particularly COVID-19), may adversely impact our business, financial condition and results of operations.
•	A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.
•	We have a concentration of credit exposure in floor plan inventory financing to small automobile dealers which could be more significantly impacted by an economic downturn.
•	Changes in the financial markets could impair the value of our available-for-sale investment portfolio.
•	We are subject to interest rate risk, which could adversely affect our financial condition and profitability.
•	Continued uncertainty regarding, and potential deterioration in, the fiscal position of the U.S. federal government and possible downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

Risks Related to Lending Activities

•	Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.
•	We may have higher loan losses than we have allowed for in our allowance for loan losses.
•	We are exposed to higher credit risk related to our commercial real estate, commercial, financial and agriculture, and real estate construction and land development lending.
•	If we fail to effectively manage credit risk, our business and financial condition will suffer.
•	Our underwriting decisions may materially and adversely affect our business.

Risks Related to Laws and Regulations

•	The phase-out of the London Inter-bank Offered Rate, or LIBOR, could negatively impact our net interest income and require significant operational work.
•	Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.
•	Higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and assessments could adversely affect our financial condition.
•	Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.
•	We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.
•	We fact risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and procedures.
•	We are subject to strict capital requirements, which could be amended to be more stringent, in the future.
3

•	Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.
•	We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
•	New accounting standards may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
•	The Federal Reserve Board may require us to commit capital resources to support the Bank.
•	Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•	From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Risks Related to Operations

•	Liquidity needs could adversely affect our financial condition and results of operations.
•	New or acquired banking office facilities and other facilities may not be profitable.
•	We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.
•	Our historical operating results may not be indicative of our future operating results.
•	New lines of business or new products and services may subject us to additional risk.
•	We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.
•	A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.
•	We are subject to environmental risks that could result in losses.

Risks Related to Our Industry

•	We could experience a loss due to competition with other financial institutions or nonbank companies.
•	We may be adversely affected by the soundness of other financial institutions.
•	Failure to keep pace with technological change could adversely affect our business.
•	Consumers may decide not to use banks to complete their financial transactions.
•	Negative public opinion surrounding our Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Risks Related to an Investment in Our Common Stock

•	Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.
•	Our stock price may be volatile, which could result in losses to our investors and litigation against us.
•	Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.
•	Securities analysts may not initiate coverage or continue to cover our common stock.
4

•	Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.
•	Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us.
•	Failure to maintain effective internal controls over financial reporting could have an adverse effect on our business and results of operations.
•	Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.
•	An investment in our common stock is not an insured deposit.

General Risk Factors

•	We may be exposed to a need for additional capital resources in the future and these capital resources may not be available when needed or at all.
•	We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

For a more complete discussion of the material risks facing our business, see Item 1A – Risk Factors.

PART I

Item 1.	Business

Unless the context indicates otherwise, all references in this Form 10-K to “we,” “us,” and “our” refer to GrandSouth Bancorporation and our wholly owned subsidiary, GrandSouth Bank, except that in the discussion of our capital stock and related matters, these terms refer solely to GrandSouth Bancorporation and not to the Bank. All references to the “Company” refer to GrandSouth Bancorporation only, and all references to the “Bank” refer to GrandSouth Bank only.

General Overview

GrandSouth Bancorporation was incorporated in 2000 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s primary purpose is to serve as the holding company for the Bank. On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders of the Bank, all of the outstanding shares of capital stock of the Bank were exchanged for shares of the Company, and the Company became the owner of all of the outstanding capital stock of the Bank.

The Company has one non-bank subsidiary, GrandSouth Capital Trust I (“GrandSouth Trust”), a Delaware statutory trust that was formed to facilitate the issuance of trust preferred securities. GrandSouth Trust is not consolidated in the Company’s financial statements.

GrandSouth Bank is a South Carolina state-chartered commercial bank, which was incorporated and commenced operations in 1998. The Bank’s business consists primarily of accepting deposits from individuals and small businesses and investing those deposits, together with funds generated from operations and borrowings, primarily in loans secured by real estate, including commercial real estate loans, one-to-four family residential mortgage loans, construction and development loans, and home equity loans and lines of credit. In addition, we originate commercial business loans and invest in investment securities. We also provide specialty floor plan lending to small auto dealerships through a separate division of the Bank under the trade name “CarBucks.” We offer a variety of deposit accounts, including savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and individual retirement accounts. The Bank has eight retail offices located across South Carolina.

We have two reportable segments—(i) the Bank, excluding CarBucks (“Core Bank”), and (ii) CarBucks, as described below. These reportable segments represent the distinct product lines that we offer and are viewed separately by our management for strategic planning purposes.

Core Bank. Our primary business is to provide traditional deposit and lending products and services to our commercial and retail banking clients through the Bank.

CarBucks. Our CarBucks segment provides specialty floor plan lending to small auto dealerships in over 20 states through a separate division of the Bank.

Market Area

The Bank was organized for the primary purpose of promoting home ownership through mortgage and commercial lending, financed by locally gathered deposits and currently operates eight branches across South Carolina. South Carolina is in the southern region of the United States, which is one of the fastest growing areas in the country. Greenville, South Carolina, where we are headquartered, is the largest city in the Greenville-Anderson, South Carolina Metropolitan Statistical Area (the “Greenville Market”), and the upstate of South Carolina and is our primary target market.

From 2011 to 2021, the combined population of the Greenville Market grew at a compound annual growth rate of 1.05% to 937,813. Median household income in the Greenville Market was $60,877 in 2021. FDIC insured deposits in the Greenville Market increased by 12.7% from 2020 to 2021, totaling $23.5 billion at June 30, 2021, the latest date for which such data is available, of which 3.4%, or $789.0 million, were held by the Bank. Data obtained through S&P Global Market Intelligence projects population growth in the Greenville Market of 2.8% from 2021 to 2027.

The Greenville Market is economically diverse with major industries including the automobile industry, health and pharmaceuticals, manufacturing, and academic institutions. Located adjacent to major transportation corridors such as Interstates 85 and 26 and centrally located between Charlotte, North Carolina and Atlanta, Georgia, the Greenville Market is consistently recognized nationally as an area for business growth and relocation. Data obtained through S&P Global Market Intelligence projects population growth in the Greenville Market of 4.2% from 2020 to 2026.

In addition to the Greenville Market, we also focus on the Charleston-North Charleston, South Carolina Metropolitan Statistical Area (the “Charleston Market”) and the Columbia, South Carolina Metropolitan Statistical Area (the “Midlands Market”).

From 2011 to 2021, the combined population of the Charleston Market grew at a compound annual growth rate of 1.94% to 823,428. Median household income in the Charleston Market was $70,210 in 2021. FDIC insured deposits in the Charleston Market increased by 16.5% from 2020 to 2021, totaling $20.4 billion at June 30, 2021, the latest date for which such data is available. Data obtained through S&P Global Market Intelligence projects population growth in the Charleston Market of 5.3% from 2021 to 2027.

The Charleston Market is the home to the Port of Charleston, one of the busiest container ports along the Southeast and Gulf Coasts, as well as a number of national and international manufacturers, including Boeing South Carolina and Robert Bosch LLC. The region also benefits from a thriving tourism industry. In addition, a number of academic institutions are located within the region, including the Medical University of South Carolina, The Citadel, and The College of Charleston, among others. The Charleston Market also hosts military installations for the U.S. Navy, Marine Corps, Air Force, Army and Coast Guard.

From 2011 to 2021, the combined population of the Midlands Market grew at a compound annual growth rate of 1.07% to 849,200. Median household income in the Midlands Market was $59,452 in 2021. FDIC insured deposits in the Midlands Market increased by 10.6% from 2020 to 2021, totaling $26.7 billion at June 30, 2021, the latest date for which such data is available.

The Midlands Market is located in the center of the state between the Upstate region and the coastal cities of Charleston and Myrtle Beach. The area’s central location has contributed greatly to its commercial appeal and growth, and the market benefits from a diverse economy composed of advanced manufacturing, healthcare, technology, shared services, logistics, and energy. The largest employers in the Midlands Market include the U.S. Army’s Fort Jackson, the University of South Carolina, Prisma Health, Blue Cross Blue Shield, and Lexington Medical Center. Data obtained through S&P Global Market Intelligence projects population growth in the Midlands Market of 5.32% from 2021 to 2027.

Competition

The banking business is highly competitive. Competition among financial institutions is based on interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings institutions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices in our market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, larger financial institutions, such as Bank of America, TD Bank, Wells Fargo and Truist Bank. These institutions offer some services, such as extensive and established branch networks, that we do not provide. In addition, many of our nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

We believe the financial services industry will likely continue to become more competitive as further technological advances enable more financial institutions to provide expanded financial services without having a physical presence in our markets. Because larger competitors have advantages in attracting business from larger corporations, we do not generally compete for that business. Instead, we concentrate our efforts on attracting the business of individuals and small- to medium- size businesses. With regard to such accounts, we generally compete on the basis of customer service and responsiveness to customer needs, the convenience of our offices and hours, and the availability and pricing of our products and services.

We believe our commitment to quality and personalized banking services through our culture is a factor that contributes to our competitiveness and success.

Segment Information

Reference is made to Note 20 “Reportable Segments” to the consolidated financial statements included under Item 8 -“Financial Statements and Supplementary Data.”

Lending Activities

General

We emphasize a range of lending services, including real estate, commercial and consumer loans.

To address the risks inherent in making loans, our management maintains an allowance for loan losses based on, among other things, periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, evaluation of loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses to cover the estimated losses inherent in the loan portfolio. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is approximate and imprecise. The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the regulatory agencies.

Real Estate Loans

A major component of our loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). These loans include interest rates that may be fixed or adjustable and are generally charged origination fees. We seek to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, generally does not exceed 85 to 90%. The loan-to-value ratio for first and second residential real estate loans and for construction loans generally does not exceed 80 to 90%. In addition, we may require personal guarantees by the principal owner(s) of the property serving as collateral for a real estate loan.

The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of our borrowers. The ability of a borrower to repay a real estate loan depends upon several economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. Each of these factors increases the risk of nonpayment by the borrower.

We face additional credit risks to the extent that we engage in making adjustable-rate mortgage loans (“ARMs”). In the case of an ARM, as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

We make loans for commercial purposes in various lines of business. The terms of these loans are structured on a case-by-case basis to best serve customer-specific needs. Our commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment and machinery. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. Loans for business expansion typically have terms of five years or less and are secured by various business assets. Equipment loans are typically made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment.

The risks associated with commercial loans vary with many economic factors, including the economy in our market area. The well-established banks in our market area make proportionately more loans to medium- to large-sized businesses than we make. Many of our commercial loans are made to small- to medium-sized businesses, which typically have shorter operating histories, and less sophisticated record-keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on these commercial loans generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Through our CarBucks division, we also provide financing for independent automobile dealers located in more than 20 states, primarily in the southeastern United States, for the purpose of acquiring used automobile inventory. This type of “floor plan” inventory financing provides commercial lines of credit to fund the purchase of specific units of inventory and allows borrowers to hold the inventory for sale for periods of up to 180 days. There is little concentration in the customer base either geographically or by account. We monitor this portfolio by maintaining title of inventory until the unit is sold and perform frequent field audits to verify that the underlying collateral remains unsold and on each dealer’s lot. Yields on this type of financing are significantly higher than other forms of commercial lending, which partially offset the higher historical losses and overhead required for monitoring. We currently seek to limit our total exposure to this type of lending to 175% of the Bank’s Tier 1 capital. Because loans to finance automobile inventory for independent automobile dealers are secured by used motor vehicles these loans are subject to adverse conditions in the automobile market including risks associated with declining values.

Consumer Loans

We make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit is generally the same as a first mortgage loan as described above. These loans typically mature 15 years or less after origination, unless renewed or extended.

Consumer loans generally involve greater credit risk than other loans because of the type and nature of the underlying collateral or because of the absence of collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the collateral, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the collateral, will be affected by prevailing economic and other conditions.

Loan Approval and Review

Our loan approval policies provide for various levels of officer lending authority, which are determined by our board of directors. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit, the management loan committee, or the board of directors. We will not make loans to any director or executive officer of the Bank unless the loan is approved by the Bank’s board of directors, or a committee thereof. Other officer and employee loans are approved by the Chief Credit Officer. These loans will be made on terms not materially more favorable to such person than would be available to a person not affiliated with the Bank.

Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. Based upon the capitalization of the Bank at December 31, 2021, the maximum amount we could lend to one borrower is $20.6 million. However, our internal lending limit at December 31, 2021 is $12.3 million and may vary based on our assessment of specific lending relationships. The board of directors will adjust the internal lending limit as deemed necessary to continue to mitigate risk and serve the Bank’s clients. The Bank’s legal lending limit will increase or decrease in response to increases or decreases in the Bank’s level of capital. We are able to sell participations in our larger loans to other financial institutions, which allows us to manage the risk involved in these loans and to meet the lending needs of our clients requiring extensions of credit in excess of these limits.

Deposit Products and Other Sources of Funds

General

Deposits traditionally have been our primary source of funds for our investment and lending activities. Our primary outside borrowing source is the Federal Home Loan Bank (“FHLB”) of Atlanta. We have in the past used both brokered deposits and internet generated deposits to fund loan growth and to manage interest rate risk. Our additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, retained earnings, and income on other earning assets.

Deposits

We accept deposits primarily from within our primary market area. We have also used brokered and internet deposits as a source of funds. We rely on our competitive pricing and products, convenient locations and quality customer service to attract and retain deposits. Our branch network is well established in our primary market area. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, certificates of deposit, regular checking accounts, money market accounts and individual retirement accounts.

Interest rates paid, maturity terms, service fees and withdrawal penalties for our deposit accounts are revised on a periodic basis depending on our current operating strategies, market interest rates, our liquidity requirements and our deposit growth goal. Our retail customer deposits were $1.0 billion at December 31, 2021, or 97.9% of our total deposits.

Borrowings

Our borrowings consist of advances from the FHLB and junior subordinated debentures. At December 31, 2021, FHLB advances totaled $5.0 million, or 0.5%, of total liabilities, and subordinated debentures totaled $35.9 million, or 3.2% of total liabilities. At December 31, 2021, we had unused borrowing capacity with the FHLB of $30.7 million based on collateral pledged at that date. We had total additional credit availability with the FHLB of $355.7 million as of December 31, 2021 if additional collateral was pledged. Advances from the FHLB are secured by our investment in the common stock of the FHLB and approved loans in our one-to-four family residential and commercial real estate loan portfolios.

Employees

As of December 31, 2021, we had 196 full-time and five part-time employees.

General Corporate Information

Our principal executive offices are located at 381 Halton Road, Greenville, South Carolina, and may be contacted via telephone at 864-770-1000. Additional information can be found on our website at www.grandsouth.com. Information on our website or any other website is not incorporated by reference herein and does not constitute a part of Annual Report on Form 10-K.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC. Our SEC filings will be available to the public on the SEC’s Internet site at http://www.sec.gov. You may also obtain these documents, free of charge, from the investor relations section of our website at http://www.grandsouth.com. No information contained on our website is intended to be included as part of, or incorporated by reference into this Form 10-K.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of our operations. These laws and regulations are generally intended to protect depositors, not shareholders. Changes in applicable laws or regulations may have a material effect on our business and prospects.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Legislative and Regulatory Developments

Although the 2008 financial crisis has now passed, two legislative and regulatory responses—the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules—will continue to have an impact on our operations.

In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the Consolidated Appropriations Act, 2021, which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacted financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•	Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies;
•	Granting new authority to the FDIC as liquidator and receiver;
•	Changing the manner in which deposit insurance assessments are made;
•	Requiring regulators to modify capital standards;
•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•	Capping interchange fees that banks charge merchants for debit card transactions;
•	Imposing more stringent requirements on mortgage lenders; and
•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

The Economic Growth, Regulatory Relief, and Consumer Protection Act

On May 24, 2018, former President Trump signed into law this major financial services reform bill. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Reform Law”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions. For instance, under the Reform Act and related rule making:

•	banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”;

•	the asset threshold for bank holding companies to qualify for treatment under the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” was raised from $1 billion to $3 billion, which exempts these institutions (including the Company) from certain regulatory requirements including the Basel III capital rules;
•	a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described below under “Basel Capital Standards”); and
•	banks with up to $3 billion in total consolidated assets may be examined by their federal banking regulator every 18 months (as opposed to every 12 months).

Basel Capital Standards

Regulatory capital rules known as Basel III impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion. The Company is currently considered a “small bank holding company.” More stringent requirements are imposed on “advanced approaches” banking organizations-those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime.

The Basel III rules require the Bank to maintain the following minimum capital requirements:

•	a new common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6%;
•	a total risk-based capital ratio of 8%; and
•	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital.

When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a 2.5% “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer effectively results in the following minimum capital rations (taking into account the capital conservation buffer): (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under generally accepted accounting principles in the United States of America (“GAAP”); (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.

In November 2019, the federal banking regulators published final rules under the Reform Law (discussed above) implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

As of December 31, 2021, the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III rule requirements to be well-capitalized.

Legislative and Regulatory Responses to the COVID-19 Pandemic

The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.

The Paycheck Protection Program (“PPP”), originally established under the CARES Act and extended under the Consolidated Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. The PPP program ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.

The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, also initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the business of the Company.

GrandSouth Bancorporation

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the Bank Holding Company Act and its regulations promulgated thereunder. Moreover, as a bank holding company of a bank located in South Carolina, we also are subject to the South Carolina Banking and Branching Efficiency Act.

Permitted Activities. Under the Bank Holding Company Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks;
•	furnishing services to or performing services for our subsidiaries; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

 As a bank holding company we also can elect to be treated as a “financial holding company,” which would allow us to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complimentary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We have not sought financial holding company status, but may elect such status in the future as our business matures. If we were to elect financial holding company status, each insured depository institution we control would have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act as discussed below.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. In guidance issued in 2008, the Federal Reserve has stated that it would not expect control to exist if a person acquires, in aggregate, less than 33% of the total equity of a bank or bank holding company (voting and nonvoting equity), provided such person’s ownership does not include 15% or more of any class of voting securities. Prior Federal Reserve approval is necessary before an entity acquires sufficient control to become a bank holding company. Natural persons, certain non-business trusts, and other entities are not treated as companies (or bank holding companies), and their acquisitions are not subject to review under the Bank Holding Company Act. State laws generally, including South Carolina law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of South Carolina, typically require approval by the state bank regulator as well.

Acquisition Activities. The primary purpose of a bank holding company is to control and manage banks. The Bank Holding Company Act generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. In addition, the prior approval of the FDIC is required for the Bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act.

On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.

Source of Strength. There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the Bank Holding Company Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of our Bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements. The Federal Reserve imposes certain capital requirements on the bank holding company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described above under “Basel III Capital Standards.” However, because the Company currently qualifies as a small bank holding company, these capital requirements do not currently apply to the Company. Subject to certain restrictions, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends depends on, among other things, the Bank’s ability to pay dividends to us, which is subject to regulatory restrictions as described below in “GrandSouth Bank—Dividends.”

We are also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Dividends. Since the Company is a bank holding company, its ability to declare and pay dividends is dependent on certain federal and state regulatory considerations, including the guidelines of the Federal Reserve. The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Further, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

In addition, since the Company is a legal entity separate and distinct from the Bank and does not conduct stand-alone operations, its ability to pay dividends depends on the ability of the Bank to pay dividends to it, which is also subject to regulatory restrictions as described below in “GrandSouth Bank – Dividends.”

South Carolina State Regulation. As a South Carolina bank holding company under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions (the “S.C. Board”). We are not required to obtain the approval of the S.C. Board prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the S.C. Board’s approval prior to engaging in the acquisition of a South Carolina state chartered bank or another South Carolina bank holding company.

GrandSouth Bank

As a South Carolina bank, deposits in the Bank are insured by the FDIC up to a maximum amount, which is currently $250,000 per depositor. The S.C. Board and the FDIC regulate or monitor virtually all areas of the Bank’s operations, including:

•	security devices and procedures;
•	adequacy of capitalization and loss reserves;
•	loans;
•	investments;
•	borrowings;
•	deposits;
•	mergers;
•	issuances of securities;
•	payment of dividends;
•	interest rates payable on deposits;
•	interest rates or fees chargeable on loans;
•	establishment of branches;
•	corporate reorganizations;
•	maintenance of books and records; and
•	adequacy of staff training to carry on safe lending and deposit gathering practices.

These agencies, and the federal and state laws applicable to the Bank’s operations, extensively regulate various aspects of our banking business, including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of reserves on demand deposit liabilities, and the safety and soundness of our banking practices.

All insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate federal banking agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and state supervisor when applicable. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC and the other federal banking regulatory agencies also have issued standards for all insured depository institutions relating, among other things, to the following:

•	internal controls;
•	information systems and audit systems;
•	loan documentation;
•	credit underwriting;
•	interest rate risk exposure; and
•	asset quality.
17

Prompt Corrective Action. As an insured depository institution, the Bank is required to comply with the capital requirements promulgated under the FDIA and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are:

•	Well Capitalized — The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	Adequately Capitalized — The institution meets the required minimum level for each relevant capital measure. No capital distribution may be made that would result in the institution becoming undercapitalized. An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

•	Undercapitalized — The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater, or (iv) has a leverage capital ratio of less than 4%.

•	Significantly Undercapitalized — The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3% or greater, or (iv) has a leverage capital ratio of less than 3%.

•	Critically Undercapitalized — The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the FDIC determines, after notice and an opportunity for hearing, that the Bank is in an unsafe or unsound condition, the regulator is authorized to reclassify the Bank to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If a bank is not well capitalized, it cannot accept brokered deposits without prior regulatory approval. Even if approved, rate restrictions will govern the rate a bank may pay on brokered deposits. In addition, a bank that is not well capitalized cannot offer an effective yield in excess of the interest paid on deposits of comparable size and maturity in such institution’s normal market area for deposits accepted from within its normal market area, or the national rate paid on deposits of comparable size and maturity for deposits accepted outside the bank’s normal market area. Moreover, the FDIC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be categorized as undercapitalized. Undercapitalized institutions are subject to growth limitations (an undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action) and are required to submit a capital restoration plan. The agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with the capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of an amount equal to 5.0% of the depository institution’s total assets at the time it became categorized as undercapitalized or the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is categorized as significantly undercapitalized.

Significantly undercapitalized categorized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become categorized as adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such would cause a bank to become undercapitalized, it could not pay a management fee or dividend to the bank holding company.

As of December 31, 2021, the Bank was deemed to be “well capitalized.”

Standards for Safety and Soundness. The FDIA also requires the federal banking regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset growth. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIC. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks to $250,000 per account. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC insured institutions. It also may prohibit any FDIC insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.

As an FDIC-insured bank, the Bank must pay deposit insurance assessments to the FDIC based on its average total assets minus its average tangible equity. The Bank’s assessment rates are currently based on its risk classification (i.e., the level of risk it poses to the FDIC’s deposit insurance fund). Institutions classified as higher risk pay assessments at higher rates than institutions that pose a lower risk. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks received assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Our final assessment credit was invoiced in December 2019. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

In addition, FDIC insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

Transactions with Affiliates and Insiders. The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider (i) must be made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended and will expire on the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.

Dividends. A source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends it receives from the Bank. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances. The Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described above.

Branching. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the S.C. Board. In addition, with prior regulatory approval, the Bank is able to acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks, and interstate merging by banks. The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as South Carolina. This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that the FDIC evaluate the record of the Bank in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our Bank. On January 1, 2019, the date of the most recent examination report, the Bank received a satisfactory CRA rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve did not join the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021, replacing it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. On the same day that the OCC announced its plans to rescind the CRA final rule, the OCC, the FDIC, and the Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.

Fair Lending Requirements. We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing the FHA. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice (“DOJ”) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.

In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.

Consumer Protection Regulations. The activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The loan operations of the Bank are also subject to federal laws applicable to credit transactions, such as:

•	the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities they serve;
•	ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•	the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports, provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•	the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs various aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
•	The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•	The Homeowners Protection Act, or the PMI Cancellation Act, provides requirements relating to private mortgage insurance on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•	The Fair Housing Act prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•	The Servicemembers Civil Relief Act and Military Lending Act, providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•	Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

The deposit operations of the Bank are also subject to federal laws, such as:

•	the Federal Deposit Insurance Act (“FDIA”), which, among other things, limits the amount of deposit insurance available per insured depositor category to $250,000 and imposes other limits on deposit-taking;
•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;

•	The Expedited Funds Availability Act and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•	the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.

The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding residential mortgage loans. These rules implement Dodd-Frank Act amendments to ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.

Anti-Money Laundering and the USA Patriot Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). The Company and the Bank are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers, and other high risk customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and certain laws provide law enforcement authorities with increased access to financial information maintained by banks. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires the institutions to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.

Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (which we refer to as the “USA PATRIOT Act”). Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications. The regulatory authorities have been active in imposing cease and desist orders and money penalty sanctions against institutions that have not complied with these requirements.

The USA PATRIOT Act amended the Bank Secrecy Act and provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanics for the U.S. government, including: (i) requiring standards for verifying customer identification at account opening; (ii) rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iii) reports by nonfinancial trades and businesses filed with the U.S. Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; (iv) filing suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations; and (v) requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

Under the USA PATRIOT Act, the regulators can provide lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact the applicable governmental authorities.

On January 1, 2021, Congress overrode former President Trump’s veto and thereby enacted the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”). The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:

•	expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network (“FinCEN”), the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;
•	providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;
•	significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;
•	improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
•	enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30% of the amount that is collected in monetary sanctions as well as increased protections.

Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send our banking regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank can be requested, to search its records for any relationships or transactions with persons on those lists. If the Bank finds any relationships or transactions, it must file a suspicious activity report and contact FinCEN.

The Office of Foreign Assets Control. The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the U.S., as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze such account, file a suspicious activity report and notify the FBI. The Bank has appointed an OFAC compliance officer to oversee the inspection of its accounts and the filing of any notifications. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files. The Bank performs these checks utilizing software, which is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.

Privacy, Data Security and Credit Reporting. Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or if the Bank is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. It is the Bank’s policy not to disclose any personal information unless required by law.

Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.

In addition, pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) and the implementing regulations of the federal banking agencies and Federal Trade Commission, the Bank is required to have in place an “identity theft red flags” program to detect, prevent and mitigate identity theft. The Bank has implemented an identity theft red flags program designed to meet the requirements of the FACT Act and the joint final rules. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Atlanta, which is one of 12 regional FHLBs that administer home financing credit for depository institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Financing Board. All advances from the FHLB, which are subject to the oversight of the Federal Housing Finance Board are required to be fully secured by sufficient collateral as determined by the FHLB.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the U.S. government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies. On March 15, 2020, the Federal Open Market Committee decreased the federal funds target rate to 0-0.25%. In mid-December the Federal Reserve indicated that it will conclude its large-scale asset purchase program as soon as March 2022 and that three 25 basis point rate hikes were expected to follow in 2022.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011. However, the 2011 proposal was replaced with a new proposal in May 2016, which makes explicit that the involvement of risk management and control personnel includes not only compliance, risk management and internal audit, but also legal, human resources, accounting, financial reporting and finance roles responsible for identifying, measuring, monitoring or controlling risk-taking. A final rule had not been adopted as of the date of Annual Report on Form 10-K.

In June 2010, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified, which could have an adverse effect on our income tax expense and net income.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to commercial real estate lending, having observed substantial growth in many commercial real estate asset and lending markets, increased competitive pressures, rising commercial real estate concentrations in banks, and an easing of commercial real estate underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor and manage the risks arising from commercial real estate lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their commercial real estate concentration risk.

Based on the Bank’s loan portfolio as of December 31, 2021, it did not exceed the 300% and 100% guidelines for commercial real estate loans. The Bank will continue to monitor its portfolio to manage this increased risk.

Item 1A. Risk Factors

There are risks, many beyond our control, which could cause our results to differ significantly from management’s expectations. Some of these risk factors are described below. Any factor described in Annual Report on Form 10-K could, by itself or together with one or more other factors, adversely affect our business, results of operations and/or financial condition. Additional risks and uncertainties not currently known to us or that we currently consider to not be material also may materially and adversely affect us. In assessing these risks, you should also refer to other information disclosed in our SEC filings, including the financial statements and notes thereto. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed or implied in these forward-looking statements.

Risks Related to Economic Conditions, Including as a Result of the COVID-19 Pandemic

The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.

As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to a number of risks, including, without limitation, the following:

•	lower loan demand or an increased risk of loan delinquencies, defaults, and foreclosures due to a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;
•	collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our loan origination volume;

•	our allowance loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	volatility in financial and capital markets, interest rates, and exchange rates;
•	increased demands on capital and liquidity;
•	heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity, including as a result of work-from-home arrangements;
•	disruptions to business operations experienced by counterparties and service providers;
•	increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, failures in systems or technology that disrupt work-from-home arrangements, or other effects of the COVID-19 pandemic, including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”; and
•	decreased demands for our products and services.

We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our growth, is highly dependent upon the business environment in the primary markets where we operate and in the U.S. as a whole. Unlike larger banks that are more geographically diversified, we are a regional bank that provides banking and financial services to customers primarily in South Carolina. The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the U.S. as a whole. Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation and price levels, monetary and trade policy, unemployment and the strength of the domestic economy and the local economy in the markets in which we operate. Unfavorable market conditions can result in a deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing our loans and an overall material adverse effect on the quality of our loan portfolio. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; epidemics and pandemics (such as COVID-19); or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China or futher impacts of the conflict between Russia and Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs and the impacts of epidemics or pandemics (particularly COVID-19), may adversely impact our business, financial condition and results of operations.

There has been and continues to be substantial debate and controversy concerning changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies as well as the COVID-19 pandemic or other potential epidemics or pandemics, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolio is secured by real estate. As of December 31, 2021, approximately 74.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our provisions for loan losses, which could also adversely affect our business, financial condition, and results of operations. Natural disasters, including hurricanes, tornados, earthquakes, fires and floods, which could be exacerbated by potential climate change, may cause uninsured damage and other loss of value to real estate that secures these loans and may also negatively impact our financial condition.

We have a concentration of credit exposure in floor plan inventory financing to small automobile dealers which could be more significantly impacted by an economic downturn.

As of December 31, 2021, we had approximately $98.3 million in floor plan inventory loans outstanding to independent automobile dealers located across more than 20 states through our CarBucks division. These borrowers are typically smaller businesses with less-credit worthy borrowers themselves, each of which have historically been more negatively impacted by an economic downturn than other segments of borrowers. In addition, these loans are often secured by used motor vehicles and are subject to adverse conditions in the automobile market including risks associated with declining values. While we currently limit total exposure to this type of lending to 175% of subsidiary bank Tier 1 capital, a prolonged economic downturn could result in a loss of earnings from these loans, an increase in the related provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Changes in the financial markets could impair the value of our available-for-sale investment portfolio.

Our available-for-sale (“AFS”) investment securities portfolio is a significant component of our total interest-earning assets. Total AFS investment securities averaged $127.0 million in the year ended December 31, 2021, as compared to $88.3 million for 2020. This represents 11.3% and 9.3% of the average interest-earning assets for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, the AFS investment portfolio was 9.6% of total interest-earning assets. Turmoil in the financial markets could impair the market value of our investment portfolio, which could adversely affect our net income and possibly our capital.

As of December 31, 2021, securities which have unrealized losses were not considered to be “other than temporarily impaired,” and we believe it is more likely than not we will be able to hold these until they mature or recover our current book value. We currently maintain substantial liquidity which supports our ability to hold these investments until they mature, or until there is a market price recovery. However, if we were to cease to have the ability and intent to hold these investments until maturity or the market prices do not recover, and we were to sell these securities at a loss, it could adversely affect our net income and possibly our capital.

We are subject to interest rate risk, which could adversely affect our financial condition and profitability.

A significant portion of our banking assets are subject to changes in interest rates. For example, as of December 31, 2021, 28.7% of our loan portfolio consisted of floating or adjustable interest rate loans. Like most financial institutions, our earnings significantly depend on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. Many factors beyond our control impact interest rates, including economic conditions, governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and disorder and instability in domestic and foreign financial markets. Changes in monetary policies of the various government agencies could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets and liabilities.

In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates. Interest rate increases often result in larger payment requirements for our floating interest rate borrowers, which increases the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. An increase (or decrease) in interest rates may also require us to increase (or decrease) the interest rates that we pay on our deposits.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to increases in nonperforming assets, charge-offs and delinquencies, further increases to the allowance for loan losses, and a reduction of income recognized, among others, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non-accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets could have a material adverse impact on our net interest income.

Additionally, an increase in interest rates may not increase our net interest income to the same extent we currently anticipate based on our modeling estimates and the assumptions underlying such modeling. Our failure to benefit from an increased interest rate environment to the extent we currently estimate, to the same extent as our competitors or at all could have a material adverse effect on our business, financial condition and results of operations.

In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25% in 2020, although, in mid-December 2021, the Federal Reserve indicated that three 25 basis point rate hikes were expected in 2022. If short-term interest rates were to continue at their historically low levels for a prolonged period and assuming longer-term interest rates fall further, we could experience net interest margin compression as our interest-earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem, which would have an adverse effect on our net interest income. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.

Continued uncertainty regarding, and potential deterioration in, the fiscal position of the U.S. federal government and possible downgrades in U.S. Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies. In addition to causing economic and financial market disruptions, uncertainty regarding the fiscal position of the U.S. federal government (which could lead to, among other things, a future credit ratings downgrade of the U.S. government and federal agencies, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government), could adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of this uncertainty could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Lending Activities

Our decisions regarding credit risk and reserves for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

•	the duration of the credit;
•	credit risks of a particular customer;
•	changes in economic and industry conditions; and
•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
30

We evaluate the collectability of our loan portfolio and we maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio that we believe to be adequate based on a variety of factors including but not limited to:

•	an ongoing review of the quality, mix, and size of our overall loan portfolio;
•	the risk characteristics of various classifications of loans;
•	our historical loan loss experience;
•	evaluation of economic conditions;
•	regular reviews of loan delinquencies and loan portfolio quality;
•	the views of our regulators;
•	geographic and industry loan concentrations; and
•	the amount and quality of collateral, including guarantees, securing the loans.

There is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital. We decreased our provision for loan losses by $1.8 million in 2021 compared to $3.1 million in 2020, mainly due to a decrease in net charge offs and and adjustments to qualitative factors.

In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance and provision for loan losses. Although we believe that the methodology used by us to determine the amount of both the allowance for loan losses and provision is effective, the regulators or our auditor may conclude that changes are necessary based on information available to them at the time of their review, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology for determining our allowance or provision for loan losses or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses.

We may have higher loan losses than we have allowed for in our allowance for loan losses.

Our actual loan losses could exceed our allowance for loan losses. As of December 31, 2021, approximately 12.3% of our loan portfolio is composed of construction and land loans, 45.4% of commercial real estate loans and 25.1% of commercial loans. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. Industry experience shows that a portion of loans will become delinquent and a portion of loans will require partial or entire charge-off. Regardless of the underwriting criteria utilized, losses may be experienced as a result of various factors beyond our control, including among other things, changes in market conditions affecting the value of loan collateral and problems affecting the credit of our borrowers.

While the COVID-19 fiscal stimulus and relief programs appear to have delayed any materially adverse financial impact to the Bank, once these stimulus programs have been fully exhausted, we believe our credit metrics could worsen and loan losses could ultimately materialize. Any potential loan losses will be contingent upon a number of factors beyond our control, such as a slower return to pre-pandemic routines, which will be influenced by a number of factors including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; unemployment increases while consumer confidence and spending falls; and rising geopolitical tensions.

We are exposed to higher credit risk related to our commercial real estate, commercial, financial and agriculture, and real estate construction and land development lending.

Commercial real estate, real estate construction and land development, and commercial lending usually involves higher credit risks than that of single-family residential lending. At December 31, 2021, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate (owner and non-owner occupied)—45.4%, real estate construction and land development—12.3%, and commercial, financial and agriculture—25.1%.

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends in some cases on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans may involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial, financial and agricultural loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our commercial loans are typically made to small- to medium-sized businesses, which often have shorter operating histories and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. Although such loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible, and inventories may be obsolete or of limited use. In addition, business assets may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral value provided by the borrower and liquidity of the guarantor. Further, the performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

Risk of loss on construction and land development loans depends largely upon whether our initial estimate of the property’s value at completion of construction exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral. Deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for our customers.

Commercial real estate, commercial, financial and agriculture, and real estate construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

If we fail to effectively manage credit risk, our business and financial condition will suffer.

We must effectively manage credit risk. There are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting and guidelines, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers and risks resulting from uncertainties as to the future value of collateral. There is no assurance that our credit risk monitoring and loan approval procedures are or will be adequate or will reduce the inherent risks associated with lending.

Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval, review and administrative practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of our loan portfolio. Many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, we may have significant exposure if any of these borrowers becomes unable to pay their loan obligations as a result of economic or market conditions, or personal circumstances. In addition, we are a middle-market lender, as such, the relative size of individual credits in our commercial portfolio increases the potential impact from singular credit events. A failure to effectively measure and limit the credit risk associated with our loan portfolio may result in loan defaults, foreclosures and additional charge-offs, and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition and results of operations.

Our underwriting decisions may materially and adversely affect our business.

While we generally underwrite the loans in our portfolio in accordance with our own internal underwriting guidelines and regulatory supervisory guidelines, in certain circumstances we have made loans which exceed either our internal underwriting guidelines, supervisory guidelines, or both. As of December 31, 2021, approximately $33.0 million of our loans, or 24.3% of the Bank’s regulatory capital, had loan-to-value ratios that exceeded regulatory supervisory guidelines, of which only nine loans totaling approximately $4.3 million had loan-to-value ratios of 100% or more. In addition, supervisory limits on commercial loan-to-value exceptions are set at 30% of the Bank’s capital. At December 31, 2021, $24.9 million of our commercial loans, or 18.3% of the Bank’s regulatory capital, exceeded the supervisory loan-to-value ratio. The number of loans in our portfolio with loan-to-value ratios in excess of supervisory guidelines, our internal guidelines, or both could increase the risk of delinquencies and defaults in our portfolio.

Risks Related to Laws and Regulations

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority (“FCA”) regulates the London Interbank Offered Rate (“LIBOR”), the reference rate previously used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. The FCA announced in July 2017 that the sustainability of LIBOR could not be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies previously determined that banks must cease entering into any new contract that use LIBOR as a reference rate by no later than December 31, 2021.

The discontinuation of LIBOR, changes in LIBOR, or changes in market perceptions of the acceptability of LIBOR as a benchmark could result in changes to our risk exposures (for example, if the anticipated discontinuation of LIBOR adversely affects the availability or cost of floating-rate funding and, therefore, our exposure to fluctuations in interest rates) or otherwise result in losses on a product or having to pay more or receive less on securities that we own or have issued. In addition, such uncertainty could result in pricing volatility and increased capital requirements, loss of market share in certain products, adverse tax or accounting impacts, and compliance, legal and operational costs and risks associated with client disclosures, discretionary actions taken or negotiation of fallback provisions, systems disruption, business continuity, and model disruption. We have exposure to LIBOR-based products, including loans, securities, subordinated debt, and we have transitioned away from the use of LIBOR to alternative rates for all new contracts as of December 31, 2021. We continue to prepare for the transition of our existing LIBOR exposures prior to the final LIBOR cessation date of June 30, 2023. During the first quarter of 2021, we began the process of indexing renewals to alternative indexes, including SOFR and the Wall Street Journal Prime Rate. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator, as well as collaborate with regulators and industry groups on the transition of existing exposures. In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

Imposition of limits by the bank regulators on commercial and multi-family real estate lending activities could curtail our growth and adversely affect our earnings.

In 2006, the FDIC, the Federal Reserve and the OCC issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”). Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure could receive increased supervisory scrutiny where (i) total non-owner-occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months, or (ii) construction and land development loans exceed 100% of the Bank’s total risk-based capital. Our total non-owner-occupied commercial real estate loans represented 155.3% of the Bank’s total risk-based capital at December 31, 2021, and our construction and land development loans represented 55.4% of the Bank’s total risk-based capital at December 31, 2021.

In December 2015, the regulatory agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”). In the 2015 Statement, the regulatory agencies, among other things, indicated their intent to continue “to pay special attention” to commercial real estate lending activities and concentrations going forward. If the FDIC, our primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, for reasons noted above or otherwise, our earnings would be adversely affected.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Our use of third-party vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. As a bank holding company, the Company is subject to Federal Reserve regulation. In addition, the Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, the regulating authority that insures customer deposits. Also, as a member of the FHLB, our Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Further, changes in laws, regulations and regulatory practices affecting the financial services industry could subject us to increased capital, liquidity and risk management requirements, create additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.

With a new Congress taking office in 2021, Democrats retained control of the U.S. House of Representatives, and gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.

Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.

We are subject to strict capital requirements, which could be amended to be more stringent, in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain and an additional capital conservation buffer. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these capital guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends, repurchasing or redeeming capital securities, and paying certain bonuses.

In particular, the capital requirements applicable to the Bank under the Basel III rules became fully phased-in on January 1, 2019. The Bank is now required to satisfy additional, more stringent, capital adequacy standards than it had in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions, make capital distributions in the form of dividends or share repurchases, or pay certain bonuses needed to attract and retain key personnel. Higher capital levels could also lower our return on equity.

Federal, state and local consumer lending laws restrict our ability to originate certain mortgage loans and increase our risk of liability with respect to such loans and increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. The Consumer Financial Protection Bureau, or CFPB, issued several rules on mortgage lending, notably a rule requiring all home mortgage lenders to determine a borrower’s ability to repay the loan. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” under federal regulations may be provided with certain protections from liability to a borrower. Federal regulations define a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being “qualified mortgages.” While federal regulations generally provide “qualified mortgages” with a “safe harbor” status for lenders, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced” per the federal regulations. In response to these laws and related federal rules (including CFPB rules), we have tightened, and in the future may further tighten, our mortgage loan underwriting standards to determined borrowers’ ability to repay. Although it is our policy not to make predatory loans and to determine borrowers’ ability to repay, these laws and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

New accounting standards may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, has issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2023 and for interim periods within that year. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations; however, we expect that the new CECL standard may result in an increase in our allowance for loan losses given the change to estimated losses over the contractual life of the loan portfolio and may lead to more volatility in our allowance for loan losses and our earnings. The amount of any change to our allowance for loan losses will depend, in part, upon the composition of our loan portfolio at the adoption date as well as economic conditions and loss forecasts at such date.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Failure to comply with government regulation and supervision could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation.

Our operations are subject to extensive regulation by federal, state, and local governmental authorities. With any disruption in the financial markets, we expect that the government will pass new regulations and laws that will impact us. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Failure to comply with laws, regulations, and policies could result in sanctions by regulatory agencies, civil money penalties, and damage to our reputation. While we have policies and procedures in place that are designed to prevent violations of these laws, regulations, and policies, there can be no assurance that such violations will not occur.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively affect our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Risks Related to Operations

Liquidity needs could adversely affect our financial condition and results of operations.

Dividends from the Bank provide the primary source of funds for the Company. The primary sources of funds for the Bank are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings, or lay-offs, inclement weather, natural disasters and international instability.

Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. We may experience stress on our liquidity management as a result of the COVID-19 pandemic. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. We may also see deposit levels decrease as a result of distressed economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include proceeds from Federal Home Loan Bank, or FHLB, advances, sales of investment securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

The Company is a stand-alone entity with its own liquidity needs to service its debt or other obligations. Other than dividends from the Bank, the Company does not have additional means of generating liquidity without obtaining additional debt or equity funding. If we are unable to receive dividends from the Bank or obtain additional funding, we may be unable to pay our debt or other obligations.

New or acquired banking office facilities and other facilities may not be profitable.

Although we have been able to expand to several new locations in recent years, we may not be able to identify profitable locations for new banking offices. The costs to start up new banking offices or to acquire existing branches, and the additional costs to operate these facilities, may increase our noninterest expense and decrease our earnings in the short term. If branches of other banks become available for sale, we may acquire those offices. It may be difficult to adequately and profitably manage our growth through the establishment or purchase of additional banking offices and we can provide no assurance that any such banking offices will successfully attract enough deposits to offset the expenses of their operation. In addition, any new or acquired banking offices will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approval.

We are dependent on key individuals, and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Mason Y. Garrett, the Company’s chairman and chief executive officer, JB Schwiers, the Company’s president and the Bank’s chief executive officer, and John B. Garrett, our chief financial officer, have extensive and long-standing ties within our primary market area and substantial experience with our operations, and they have contributed significantly to our business. If we lose the services of Mr. M. Garrett, Mr. Schwiers, and/or Mr. J. Garrett, they would be difficult to replace, and our business and development could be materially and adversely affected.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel, including other executive vice presidents. Competition for personnel is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. In 2021, there has been a dramatic increase in workers leaving their positions throughout our industry and other industries that is being referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. We may not be successful in retaining key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to the Company, or at all, which could have a material adverse effect on our business, results of operation, financial condition, and future prospects

Our historical operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth, and, consequently, our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, financial condition and results of operations.

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by employees and third parties, clerical recordkeeping errors and transactional errors. Our business is dependent on our employees as well as third-party service providers to process a large number of increasingly complex transactions. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

In addition, criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective. This type of fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media.

As a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future. Nevertheless, these investments may prove insufficient and fraudulent activity could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations.

A failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers or other third parties, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs, and cause losses.

We rely heavily on communications and information systems to conduct our business. Information security risks for financial institutions such as ours have generally increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, and terrorists, activists, and other external parties. As customer, public, and regulatory expectations regarding operational and information security have increased, our operating systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, and data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be electrical or telecommunication outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics (such as COVID-19); events arising from local or larger scale political or social matters, including terrorist acts; and as described below, cyber-attacks.

As noted above, our business relies on our digital technologies, computer and email systems, software and networks to conduct its operations. Although we have information security procedures and controls in place, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ or other third parties’ confidential information. Third parties with whom we do business or that facilitate our business activities, including financial intermediaries, or vendors that provide service or security solutions for our operations, and other unaffiliated third parties, including the South Carolina Department of Revenue, which had customer records exposed in a 2012 cyber-attack, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints.

While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Our risk and exposure to these matters remains heightened because of the evolving nature of these threats. As a result, cyber security and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage or unauthorized access remain a focus for us. As threats continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems or devices that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputation damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could have a material effect on our results of operations or financial condition.

We are subject to environmental risks that could result in losses.

In the course of business, the Bank may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Bank may be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

In addition, we are subject to the growing risk of climate change. Among the risks associated with climate change are more frequent severe weather events. Severe weather events such as hurricanes, tropical storms, tornados, winter storms, freezes, flooding and other large-scale weather catastrophes in our markets subject us to significant risks and more frequent severe weather events magnify those risks. Large-scale weather catastrophes or other significant climate change effects that either damage or destroy residential or multifamily real estate underlying mortgage loans or real estate collateral, or negatively affects the value of real estate collateral or the ability of borrowers to continue to make payments on loans, could decrease the value of our real estate collateral or increase our delinquency rates in the affected areas and thus diminish the value of our loan portfolio. Such events could also cause downturns in economic and market conditions generally, which could have an adverse effect on our business and financial results. The potential losses and costs associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

Risks Related to Our Industry

We could experience a loss due to competition with other financial institutions or nonbank companies.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, community and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to offer products and services in more areas in which they do not have a physical location and for nonbanks, such as FinTech companies, to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•	our ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•	our ability to expand our market position;
•	the scope, relevance, and pricing of the products and services we offer to meet our customers’ needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

In addition, downgrades in the credit or financial strength ratings assigned to the counterparties with whom we transact could create the perception that our financial condition will be adversely impacted as a result of potential future defaults by such counterparties. Additionally, we could be adversely affected by a general, negative perception of financial institutions caused by the downgrade of other financial institutions. Accordingly, ratings downgrades for other financial institutions could affect the market price of our stock and could limit our access to or increase our cost of capital.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, we depend on internal and outsourced technology to support all aspects of our business operations. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Negative public opinion surrounding our Bank and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our Bank and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, mergers and acquisitions, cybersecurity incidents, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees, could impair the confidence of our investors, counterparties and business partners and can affect our ability to effect transactions and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

Risks Related to an Investment in Our Common Stock

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

The Federal Reserve has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. In addition, under the prompt corrective action regulations, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect our ability to pay dividends or otherwise engage in capital distributions.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our Bank’s ability to pay cash dividends to the Company and by our need to maintain sufficient capital to support our operations. As a South Carolina-chartered bank, the Bank is subject to limitations on the number of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. If our Bank is not permitted to pay cash dividends to us, it is unlikely that we would be able to pay cash dividends on our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so, and our board of directors could reduce or eliminate our common stock dividend in the future.

Our stock price may be volatile, which could result in losses to our investors and litigation against us.

Our stock price has been volatile in the past and several factors could cause the price to fluctuate substantially in the future. These factors include but are not limited to: actual or anticipated variations in earnings, changes in analysts’ recommendations or projections, our announcement of developments related to our businesses, operations and stock performance of other companies deemed to be peers, new technology used or services offered by traditional and non-traditional competitors, news reports of trends, irrational exuberance on the part of investors, new federal banking regulations, and other issues related to the financial services industry. Our stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market declines or market volatility in the future, especially in the financial institutions sector, could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Moreover, in the past, securities class action lawsuits have been instituted against some companies following periods of volatility in the market price of its securities. We could in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources from our normal business.

Our principal shareholders and management own a significant percentage of our voting shares and are able to exercise significant influence over our business and have the power to block transactions that could benefit our other shareholders.

As of December 31, 2021, Mason Y. Garrett and his two sons, Harold E. Garrett and John B. Garrett (collectively, the “Garretts”), own a total of approximately 26.0% of our outstanding shares of voting stock and together constitute our largest shareholder. As a result, the Garretts have the ability to significantly influence the outcome of matters requiring approval of our shareholders. Consequently, the Garretts have significant influence over our operations and outcome of shareholder votes on the approval of mergers and acquisitions or changes in corporate control which, among other things, could discourage potential acquirers from attempting to acquire the Company, thereby impeding or preventing the consummation of acquisition or change of control transactions in which our shareholders might otherwise receive a premium for their shares.

Securities analysts may not initiate coverage or continue to cover our common stock.

The trading market for our common stock will depend in part on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our market price. If we are covered by securities analysts, and our common stock is the subject of an unfavorable report, the price of our common stock may decline. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

Future sales of our stock by our shareholders or the perception that those sales could occur may cause our stock price to decline.

Although our common stock is quoted on the OTC Market, the trading volume in our common stock is lower than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us. If we have to issue shares of common stock, they will dilute the percentage ownership interest of existing shareholders and may dilute the book value per share of our common stock and adversely affect the terms on which we may obtain additional capital.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. We cannot provide assurance that such financing will be available to us on acceptable terms or at all, or if we do raise additional capital that it will not be dilutive to existing shareholders.

If we determine, for any reason, that we need to raise capital, our board generally has the authority, without action by or vote of the shareholders, to issue all or part of any authorized but unissued shares of stock for any corporate purpose, including issuance of equity-based incentives under or outside of our equity compensation plans. Additionally, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or from the perception that such sales could occur. If we issue preferred stock that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of our common stock could be adversely affected. Any issuance of additional shares of stock will dilute the percentage ownership interest of our shareholders and may dilute the book value per share of our common stock. Shares we issue in connection with any such offering will increase the total number of shares and may dilute the economic and voting ownership interest of our existing shareholders.

Failure to maintain effective internal controls over financial reporting could have an adverse effect on our business and results of operations.

Effective internal control is necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation, and our operating results could be adversely affected. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we may discover material weaknesses or significant deficiencies in our internal control that require remediation. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We continually work on improving our internal controls. However, we cannot be certain that these measures will ensure that we implement and maintains adequate controls over our financial processes and reporting. Any failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

Any and all of these factors could have a material adverse effect on us and lead to a decline in the price of our common stock.

Provisions of our articles of incorporation and bylaws, South Carolina law, and state and federal banking regulations, could delay or prevent a takeover by a third party.

Our articles of incorporation and bylaws could delay, defer, or prevent a third-party takeover, despite possible benefit to the shareholders, or otherwise adversely affect the price of our common stock. Our governing documents:

•	authorize 20,000,000 shares of common stock and 20,000,000 shares of preferred stock (the terms, including voting rights, of which may be established by the board of directors) that may be issued by the board of directors without shareholder approval;
•	require advance notice of proposed nominations for election to the board of directors and business to be conducted at a shareholder meeting;
•	require the board of directors, when considering whether a proposed plan of merger, consolidation, exchange, or sale of all, or substantially all, of the assets of the Company, to consider the interests of the Company’s employees and the communities in which the Company and its subsidiaries do business in addition to the interests of the Company’s shareholders;
•	provide that the number of directors shall be fixed from time to time by resolution adopted by a majority of the directors then in office, but may not consist of fewer than five nor more than 25 members; and
•	provide that no individual who is or becomes a “business competitor” or who is or becomes affiliated with, employed by, or a representative of any individual, corporation, or other entity which the board of directors, after having such matter formally brought to its attention, determines to be in competition with us or any of our subsidiaries (any such individual, corporation, or other entity being a “business competitor”) shall be eligible to serve as a director if the board of directors determines that it would not be in our best interests for such individual to serve as a director (any financial institution having branches or affiliates within the counties in which we operate is presumed to be a business competitor unless the board of directors determines otherwise).

In addition, the South Carolina business combinations statute provides that a 10% or greater shareholder of a resident domestic corporation cannot engage in a “business combination” (as defined in the statute) with such corporation for a period of two years following the date on which the 10% shareholder became such, unless the business combination or the acquisition of shares is approved by a majority of the disinterested members of such corporation’s board of directors before the 10% shareholder’s share acquisition date. This statute further provides that at no time (even after the two-year period subsequent to such share acquisition date) may the 10% shareholder engage in a business combination with the relevant corporation unless certain approvals of the board of directors or disinterested shareholders are obtained or unless the consideration given in the combination meets certain minimum standards set forth in the statute. The law is very broad in its scope and is designed to inhibit unfriendly acquisitions, but it does not apply to corporations whose articles of incorporation contain a provision electing not to be covered by the law. Our articles of incorporation do not contain such a provision. An amendment of our articles of incorporation to that effect would, however, permit a business combination with an interested shareholder even though such status was obtained prior to the amendment.

Finally, the Change in Bank Control Act and the Bank Holding Company Act generally require filings and approvals prior to certain transactions that would result in a party acquiring control of the Company or the Bank.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in Annual Report on Form 10-K and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

General Risk Factors

We may be exposed to a need for additional capital resources in the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

We are party to various claims and lawsuits incidental to our business. Litigation is subject to many uncertainties such that the expenses and ultimate exposure with respect to many of these matters cannot be ascertained.

From time to time, we, our directors and our management are or may be the subject of various claims and legal actions by customers, employees, shareholders and others. Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in our favor, they may result in significant financial liability and/or adversely affect the market perception of us and our products and services as well as impact customer demand for those products and services. In light of the potential cost, reputational damage and uncertainty involved in litigation, we have in the past and may in the future settle matters even when we believe we have a meritorious defense. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of our business and operations or increase our cost of doing business. Our insurance or indemnities may not cover all claims that may be asserted against us. Any judgments or settlements in any pending litigation or future claims, litigation or investigation could have a material adverse effect on our business, reputation, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our main office is located at 381 Halton Road, Greenville, South Carolina 29607. In addition, the Bank operates seven full-service branches located throughout South Carolina. We believe these premises will be adequate for present and anticipated needs and that we have adequate insurance to cover our owned and leased premises. For each property that we lease, we believe that upon expiration of the lease we will be able to extend the lease on satisfactory terms or relocate to another acceptable location. Management believes the terms of the various leases are consistent with market standards and were arrived at through arm’s length bargaining.

The following table sets forth information with respect to our full-service banking offices and main office as of December 31, 2021.

Banking Center	Address	City, State, Zip	Owned/Leased
Main Office	381 Halton Road	Greenville, South Carolina 29606	Owned
Fountain Inn Branch	325 South Main Street	Fountain Inn, South Carolina 29644	Owned(1)
Anderson Branch	1601 North Fant Street	Anderson, South Carolina 29621	Owned
Greer Branch	501 West Wade Hampton Boulevard	Greer, South Carolina 29650	Owned
Columbia Branch	1901 Assembly Street	Columbia, South Carolina 29201	Leased
Orangeburg Branch	1085 S. Matthews Road	Orangeburg, South Carolina 29115	Owned
Charleston Branch	1063 Morrison Drive	Charleston, South Carolina 29403	Owned
Greenville Branch	2204 Augusta Street	Greenville, South Carolina 29605	Owned

(1)	- The Company leases the land from a related party.

Item 3. Legal Proceedings

In the ordinary course of operations, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

As of March 15, 2022, we had 5,193,778 shares of common stock issued and outstanding, which were held by approximately 300 shareholders of record. In addition, there were outstanding options to purchase 604,983 shares of common stock.

No established public trading market exists for our common stock, and there can be no assurance that a public trading market for our common stock will develop. Our common stock is quoted on the OTC Markets Group’s QTCQX Best Market tier under the symbol “GRRB.” Although we are quoted on the OTCQX, the trading markets on the OTCQX lack the depth, liquidity, and orderliness necessary to maintain a liquid market. The OTCQX prices are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Our preferred stock is not listed or quoted on any exchange or market.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as quoted on the OTCQX Best Market.

	High	Low
2021
First Quarter	$20.99	$15.21
Second Quarter	26.25	20.25
Third Quarter	25.00	22.00
Fourth Quarter	29.00	22.28

2020
First Quarter	$22.00	$13.00
Second Quarter	15.47	13.77
Third Quarter	14.85	13.35
Fourth Quarter	15.61	13.33

As of March 15, 2022, the last reported trade of the Company’s common stock on the OTC Markets Group’s QTCQX Best Market was quoted at $28.00 per share.

Dividends

Our board of directors has the sole discretion to declare dividends on our common stock based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the board of directors determines relevant. The following table sets forth the dividends declared on our common stock for the periods indicated (in thousands, except per share data).

	Amount per share	Total Dividend Declared
2021
First Quarter	$0.10	$527
Second Quarter	0.10	510
Third Quarter	0.10	514
Fourth Quarter	0.10	515

2020
First Quarter	$0.08	$416
Second Quarter	0.08	417
Third Quarter	0.08	417
Fourth Quarter	0.08	418

Based on our financial condition at December 31, 2021, management expects to continue to pay quarterly cash dividends on our common shares. However, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition, and may require regulatory approval. Our ability to pay cash dividends depends primarily on the ability of our subsidiary, the Bank to pay dividends to us. As a South Carolina chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay. Unless otherwise instructed by the S.C. Board, the Bank is generally permitted under South Carolina state banking regulations to pay cash dividends of up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Board. The FDIC also has the authority under federal law to enjoin a bank from engaging in what in its opinion constitutes an unsafe or unsound practice in conducting its business, including the payment of a dividend under certain circumstances.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued under existing equity compensation plans.

	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	( c )
Equity Compensation Plans Approved by Shareholders Stock Options (1)	634,844	$17.18	453,500
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	634,844	$17.18	453,500

(1)	Under the terms of the 2009 Stock Option Plan no further stock option awards may be granted; however, the Plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan.

Sales of Unregistered Equity Securities

None.

Stock Repurchases

The following table contains information regarding purchases of our common stock during the three months ended December 31, 2021 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2021 - October 31, 2021	—	—	—	39,554
November 1, 2021 - November 30, 2021	—	—	—	39,554
December 1, 2021 - December 31, 2021	—	—	—	39,554

(1)	On June 16, 2021, our Board of Directors approved an extension of the duration of the Common Stock Repurchase Plan through December 31, 2021. The previous Common Stock Repurchase Plan was set to expire September 30, 2021. Pursuant to the Common Stock Repurchase Plan, the Company may repurchase 250,000 common shares including shares repurchased prior to the extension of the Common Stock Repurchase Plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of our operations and significant changes in our results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included elsewhere in this Annual Report on Form 10-K. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate trends in our operations or results of operations for any future periods.

We have made, and will continue to make, various forward-looking statements with respect to financial and business matters. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

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

The Company has one non-bank subsidiary, the GrandSouth Capital Trust I, a Delaware statutory trust, formed to facilitate the issuance of trust preferred securities. The GrandSouth Trust is not consolidated in the Company’s financial statements.

We provide a full range of financial services through offices located throughout South Carolina. We provide full-service retail and commercial banking products.

COVID-19 Pandemic

The COVID-19 pandemic and variants of the virus continue to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our customers. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in less economic activity, and volatility and disruption in financial markets.

The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations remains uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the continued rollout of vaccinations for the virus, whether such vaccinations will be effective against another resurgence of the virus, including any new strains, and the ability for customers and businesses to return to, and remain in, their pre-pandemic routine.

Lending Operations and Accommodations to Customers

We are focused on serving the needs of our commercial and consumer customers and have offered flexible loan payment arrangements, including short-term loan modifications or forbearance payments, and reduced or waived certain fees on deposit accounts. During 2020, we granted short-term deferrals related to the COVID-19 crisis for $93.0 million of loans, which as of December 31, 2020 had all resumed payments or had been paid off. During 2021, the Bank did not grant any deferrals related to the COVID-19 crisis.

We also participated in the Small Business Administration’s Paycheck Protection Program (“PPP”). During 2020 and 2021, we secured funding of 272 loans and 95 loans, respectively, through the PPP totaling approximately $37.4 million and $12.0 million, net of deferred lending fees for the same periods, respectively. PPP loans totaled $1.3 million and $22.5 million as of December 31, 2021 and December 31, 2020, respectively.

Impact on Results of Operations and Financial Condition

We are monitoring the impact of the COVID-19 pandemic on the operations and value of our investments. We mark to market our AFS investments and review our investment portfolio for impairment at each period end. Because of changing economic and market conditions affecting issuers, we may be required to recognize impairments on the securities we hold as well as reductions in other comprehensive income. We cannot currently determine the ultimate impact of the pandemic on the long-term value of our investment portfolio.

As of December 31, 2021, we had $0.7 million of goodwill. At each quarter end in 2021, we have considered whether a quantitative assessment of our goodwill was required because of the significant economic disruption caused by the COVID-19 pandemic. At December 31, 2021, we determined no goodwill impairment was required. However, further delayed recovery or further deterioration in market conditions related to the general economy, financial markets, and the associated impacts on our customers, employees and vendors, among other factors, could significantly impact the impairment analysis and may result in future goodwill impairment charges that, if incurred, could have an adverse effect on our results of operations and financial condition.

Capital and Liquidity

As of December 31, 2021, all of our capital ratios were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by loan losses.

We continue to monitor unfunded commitments through the pandemic, including home equity lines of credit, for evidence of increased credit exposure as borrowers utilize these lines for liquidity purposes. As clients manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit. We believe that we have ample liquidity to meet the needs of our customers through our low cost deposits, our ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks, and our ability to obtain advances secured by certain securities and loans from the Federal Home Loan Bank (“FHLB”).

Critical Accounting Estimates

Our accounting and reporting policies conform to GAAP and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements, which could have a material impact on our future financial condition and results of operations.

Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of the allowance for loan losses to be an accounting area that requires the most subjective or complex judgments and, as such, could be most subject to revision as new or additional information becomes available or circumstances change, including overall changes in the economic climate. Therefore, we consider this policy, discussed below, to be a critical accounting policy and estimate and discuss it directly with the Audit Committee of our board of directors.

Additional information about our critical and significant accounting policies can be found in Note 1 of our audited consolidated financial statements as of December 31, 2021, included in Item 8 of this Annual Report on Form 10-K.

Allowance for Loan Losses (“ALL”) – The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. Our management evaluates the ALL on a regular basis. It is based on the collectability of our loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available and such revisions can materially affect our financial results.

The methodology for determining the ALL has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate loans, or relationships, greater than $200,000 for impairment that are classified as nonaccrual, TDRs, or performing substandard loans. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure is anticipated) compared to the loan’s carrying value, if necessary. If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into seven loan categories, contain average net loss rates ranging from approximately 0.00% to 0.56%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Changes in lending and loan review policies;
•	Economic conditions – including unemployment rates, federal macroeconomic data, housing prices and sales, and regional economic outlooks;
•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Experience, ability, and depth of lending management;
•	Volume and severity of past due, nonaccrual, and classified loans;
•	Changes in the quality of the institution's loan review system;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. There is no certainty that our ALL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast; however, we believe our estimate has been reasonably accurate in determining ALL adequacy.

Financial Highlights

The following table sets forth certain financial highlights (in thousands, except per share data) concerning the Company and its wholly-owned subsidiary. The information was derived from audited consolidated financial statements. The information should be read in conjunction with the audited consolidated financial statements and notes, which are presented elsewhere in this report.

	As of and for the year ended December 31,
	2021	2020	2019
Income Statement Data:
Net interest income	$49,890	$41,714	$39,566
Provision for loan losses	1,270	3,073	2,768
Noninterest income	3,809	2,552	1,786
Noninterest expense	31,141	30,046	27,958
Income before taxes	21,288	11,147	10,626
Provision for income taxes	5,174	2,502	2,562
Net income	$16,114	$8,645	$8,064

Per Common Share Data:
Weighted average shares of common stock outstanding, basic	5,157,858	5,215,182	5,041,420
Weighted average shares of common stock outstanding, diluted	5,287,413	5,273,350	5,111,577
Total shares of common stock outstanding	5,168,681	5,271,971	5,201,951
Basic income per common share	$2.95	$1.57	$1.51
Diluted income per common share	$2.88	$1.55	$1.49
Dividends declared per common share	$0.40	$0.32	$0.08
Dividend payout ratio	13.56%	20.60%	5.54%
Book value (at end of period)	$18.61	$16.17	$14.49

Balance Sheet Data:
Total loans	$933,475	$878,545	$756,389
Allowance for loan losses	$(13,723)	$(12,572)	$(10,287)
Total assets	$1,203,722	$1,089,779	$911,645
Total Deposits	$1,059,041	$946,480	$812,501
Total shareholders’ equity	$97,405	$86,525	$76,650
Common shareholders’ equity	$96,201	$85,227	$75,352

Performance Ratios:
Return on average assets	1.39%	0.88%	0.94%
Return on average equity	17.78%	10.59%	11.45%
Net interest rate spread(1)	4.27%	4.13%	4.39%
Net interest margin(2)	4.44%	4.42%	4.78%
Efficiency ratio(3)	57.99%	68.51%	67.71%

Asset Quality Data (at Period End):
Net charge-offs to average loans	0.01%	0.10%	0.24%
Nonperforming assets to total loans	0.19%	0.28%	0.50%
Allowance for loan losses to nonperforming loans	1017.27%	2358.72%	542.56%
Allowance for loan losses to total loans	1.47%	1.43%	1.36%

Balance Sheet and Capital Ratios(4):
Total loans to total deposits	88.14%	92.82%	93.09%
Tangible common equity to tangible assets	7.94%	7.88%	8.33%
Leverage ratio	8.59%	8.72%	9.34%
Tier 1 risk-based capital ratio	10.29%	10.17%	10.62%
Total risk-based capital ratio	14.28%	14.46%	13.11%

(1)	The interest rate spread represents the difference between the fully taxable equivalent weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents fully taxable equivalent net interest income as a percentage of average interest-earning assets for the period.
(3)	The efficiency ratio represents noninterest expense as a percentage of the sum of net interest income on a fully taxable equivalent basis and noninterest income.
(4)	Capital ratios are for GrandSouth Bancorporation, Inc. on a consolidated basis.
52

Comparison of Financial Condition at December 31, 2021 and 2020

General

Total assets increased $113.9 million, or 10.5%, to $1.2 billion at December 31, 2021 from $1.1 billion at December 31, 2020. This increase in assets was primarily due to increases in interest-earnings deposits of $69.5 million, or 135.8%, from $51.1 million at December 31, 2020 to $120.6 million at December 31, 2021, and loans, which increased $54.9 million, or 6.3%, from $878.5 million at December 31, 2020 to $933.5 million at December 31, 2021.

Total liabilities increased $103.1 million, or 10.3%, to $1.1 billion at December 31, 2021 from $1.0 billion at December 31, 2020, due primarily to the $112.6 million increase in total deposits, which was partially offset by the $11.0 million decrease in FHLB advances.

Total shareholders’ equity increased $10.9 million to $97.4 million at December 31, 2021 compared to $86.5 million at December 31, 2020. This increase was primarily attributable to $16.1 million of net income and $1.4 million from the exercise of stock options, partially offset by the repurchases of $3.9 million of our common stock and $0.1 million of our preferred stock and dividends declared of $2.2 million. Tangible book value per common share, a non-GAAP measure, increased $2.44 to $18.47 at December 31, 2021 from $16.03 at December 31, 2020.

Cash and Cash Equivalents

Total cash and cash equivalents increased $61.1 million to $124.1 million at December 31, 2021 from $63.0 million at December 31, 2020, primarily due to the increase of total deposits, partially offset by the increase in loans. We continue to hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as AFS. AFS securities are carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated (in thousands).

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies	$9,479	$9,439	$—	$—
State and municipal obligations	26,011	26,677	16,684	17,820
Mortgage-backed securities - agency	33,191	33,418	31,056	31,487
Collateralized mortgage obligations - agency	26,968	27,435	49,441	50,560
Asset-backed securities	2,599	2,590	6,268	6,235
Corporate bonds	12,200	12,403	4,500	4,605
	$110,448	$111,962	$107,949	$110,707

AFS investment securities increased $1.3 million, or 1.1%, to $112.0 million at December 31, 2021 from $110.7 million at December 31, 2020. Corporate bonds, which increased $7.8 million, or 169.3%, to $12.4 million at December 31, 2021 from $4.6 million at December 31, 2020, include subordinated debt issued by community banks that are within and outside of our footprint. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

During 2021, we decided to sell $28.2 million of our AFS investment securities that were below market rates and as a result in an unrealized loss position. While this resulted in a $0.8 million loss on sale, we believe making this balance sheet change will assist in positioning us for better earnings in the future.

We believe the number of securities in an unrealized loss position is due entirely to interest rate fluctuation from the time that many of these securities were originally purchased. We regularly review our investment portfolio for impairment that is other than temporary (“OTTI”) and concluded that no OTTI existed during the years ended December 31, 2021 and December 31, 2020. In addition, we do not currently intend to sell the securities, nor do we believe it is more likely than not that we would be required to sell these securities before their anticipated recovery of amortized cost. The number and dollar amount of securities in an unrealized loss position decreased between December 31, 2020 and December 31, 2021, as indicated in the table below (in thousands).

	12 Months or Less			More Than 12 Months			Total
	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
As of December 31, 2021	33	$52,348	$647	2	$2,590	$9	35	$54,938	$656
As of December 31, 2020	10	$28,374	$129	2	$2,808	$38	12	$31,182	$167

We closely monitor the financial condition of the issuers of our municipal securities. As of December 31, 2021, the fair value of our municipal securities portfolio balance consists of approximately 34.1% of general obligation bonds and 65.9% of revenue bonds. As of December 30, 2021, and December 31, 2020, all of our municipal securities were performing and rated A or better by either Moody’s or Standard and Poor’s.

The composition and maturities of the available-for-sale investment securities portfolio at December 31, 2021 are summarized in the following table (in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The composition and maturity distribution of the securities portfolio is subject to change depending on rate sensitivity, capital, and liquidity needs. The weighted average yield was calculated using net income (interest accrual plus or minus accretion/amortization) divided by ending book value.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies	$—	—	$—	—	$9,479	1.36%	$—	0.00%	$9,479	1.36%
State and municipal obligations	—	—	$—	—	$6,890	2.01%	$19,121	2.30%	26,011	2.22%
Mortgage-backed securities - agency	—	—	187	3.80%	9,221	0.87%	23,783	1.18%	33,191	1.11%
Collateralized mortgage obligations - agency	—	—	—	—	12,269	2.01%	14,699	0.86%	26,968	1.38%
Asset-backed securities	—	—	—	—	665	0.30%	1,934	0.66%	2,599	0.57%
Corporate bonds	—	—	—	—	10,200	4.25%	2,000	3.66%	12,200	4.15%
Total securities available-for-sale	$—	0.00%	$187	3.80%	$48,724	2.11%	$61,537	1.52%	$110,448	1.78%

(1)	Tax exempt municipal obligations are shown on a tax equivalent basis using a 21% federal tax rate.

Other Investments

As of December 31, 2021, we held $3.0 million in other investments accounted for at cost which was a decrease of $3.3 million, or 52.3%, compared to $6.3 million at December 31, 2020. The following table summarizes other investments as of the dates indicated (in thousands):

	December 31,
	2021	2020
FHLB stock	$733	$1,501
CRA qualified preferred stock	500	500
Certificates of deposit with other banks	1,504	4,004
Investment in trust preferred securities	247	247
Total other investments	$2,984	$6,252

The amount of FHLB stock required to be owned by the Bank is determined by the amount of FHLB advances outstanding. The decrease in our FHLB stock of $0.8 million to $0.7 million at December 31, 2021, compared to $1.5 million at December 31, 2020 was the result of decreased FHLB borrowings. FHLB advances totaled $5.0 million and $16.0 million as of December 31, 2021 and 2020, respectively.

Loans

The following table presents our loan portfolio composition and the corresponding percentage of total loans as of the dates indicated (in thousands). Other construction and land loans include residential acquisition and development loans and loans on commercial undeveloped land and one-to-four family improved and unimproved lots. Commercial real estate loans include loans on non-residential owner-occupied and non-owner-occupied real estate, multi-family, and owner-occupied investment property. Commercial loans include unsecured commercial loans and commercial loans secured by business assets.

	December 31,
	2021		2020		2019
	Balance	Percent	Balance	Percent	Balance	Percent
Real estate mortgage loans:
One-to four-family residential	$132,836	14.22	$114,119	12.98	$101,071	13.37
Commercial real estate	423,552	45.36	369,706	42.03	306,802	40.55
Home equity loans and lines of credit	21,568	2.31	17,174	1.95	17,811	2.35
Residential construction	38,881	4.16	30,989	3.52	8,375	1.11
Other construction and land	75,682	8.10	68,611	7.80	55,505	7.34
Commercial	234,355	25.09	243,617	27.70	225,629	29.82
Consumer	7,129	0.76	35,362	4.02	41,335	5.46
Loans receivable, gross	934,003	100.00	879,578	100.00	756,528	100.00

Net deferred loan costs (fees)	(528)		(956)		(73)
Unamortized discount	—		(274)		(304)
Unamortized premium	—		197		238

Loans receivable, net of deferred fees	$933,475		$878,545		$756,389

Loans receivable, net of deferred fees increased $54.9 million, or 6.3%, to $933.5 million at December 31, 2021, compared to $878.5 million at December 31, 2020. Most of our loan growth in concentrated in One-to-four family residential and Commercial real estate with increases of $18.7 million, or 16.4% and $53.8 million, or 14.6%, respectively, as compared to relative balances as of December 31, 2020. This growth was partially offset by a decrease in our Consumer loan portfolio, which contracted by $28.2 million, or 79.8%, as compared to the relative balance as of December 31, 2020.

In 2021, we processed 95 loans under the PPP for a total of $12.0 million in loans funded and $0.6 million of lender fees collected. As of December 31, 2021, 83 of these loans totaling $10.8 million had been forgiven and lender fee income totaling $0.5 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income.

In 2020, we processed 272 loans under the PPP for a total of $39.0 million in loans funded and $1.6 million of lender fees collected. As of December 31, 2020, 80 of these loans totaling $15.9 million had been forgiven and lender fee income totaling $1.0 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income. As of December 31, 2021, 271 of the loans originated under the PPP in 2020 totaling $38.9 million had been forgiven and lender fees income totaling $1.6 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income.

In 2021, $24.6 million of the purchased student loan portfolio was sold which, along with the continued paydowns, decreased the balance as of December 31, 2021 to $0.7 million from $25.6 million at December 31, 2020. The sale resulted in a net gain of $1.2 million.

Maturities and Sensitivity of Loans to Changes in Interest Rates

Renewal of loans is subject to the same credit approval and underwriting standards as new loans, the terms of which may be modified upon renewal. The information in the following table is based on the contractual maturities of individual loans, including loans which may be subject to renewal at their contractual maturity (in thousands).

	December 31, 2021
	One year or less	Over one year to five years	Over five years to fifteen years	Over fifteen years	Total
Real estate loans:
One-to-four family residential	$12,572	$61,168	$14,866	$43,999	$132,605
Commercial	37,814	264,229	120,834	—	422,877
Home equity loans and lines of credit	1,640	4,384	15,543	34	21,601
Residential construction	29,260	6,304	1,828	1,358	38,750
Other construction and land	16,186	53,376	5,787	—	75,349
Commercial	46,762	167,011	21,261	22	235,056
Consumer	1,364	4,756	1,092	25	7,237
Loans receivable, net of deferred fees	$145,598	$561,228	$181,211	$45,438	$933,475

Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties.

Longer term One-to-four family residential, Residential construction, Commercial real estate, and Home equity loans and lines of credit typically carry interest rates which adjust to certain LIBOR indexes or The Wall Street Journal Prime Rate. Longer term One-to-four family residential construction loans represent construction-to-permanent loans which, upon completion of the construction phase, become One-to-four family residential loans.

The following table sets forth the recorded investment of all loans maturing after one year that have either fixed interest rates or floating or adjustable interest rates (in thousands).

	December 31, 2021
	Fixed	Floating or adjustable	Total
Real estate loans:
One-to-four family residential	$70,124	$49,909	$120,033
Commercial	304,432	80,631	385,063
Home equity loans and lines of credit	2,663	17,298	19,961
Residential construction	8,104	1,386	9,490
Other construction and land	34,841	24,322	59,163
Commercial	179,642	8,652	188,294
Consumer	5,873	—	5,873
Total	$605,679	$182,198	$787,877
56

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

We had one loan 90 days or more past due that was still accruing interest as of December 31, 2021 for $50.0 thousand that was not 98% guaranteed by the issuing agency. We had no loans 90 days or more past due that are still accruing interest as of December 31, 2020 that are not 98% guaranteed by the issuing agency.

	Delinquent loans
(In thousands)	30-59 Days	60-89 Days	90 Days and over	Total
December, 2021
Real estate loans:
One-to-four family residential	$—	$—	$50	$50
Commercial	54	—	—	54
Consumer	—	—	590	590
Total delinquent loans	$54	$—	$640	$694
% of total loans, net	0.01%	0.00%	0.07%	0.07%

December, 2020
Real estate loans:
One-to-four family residential	$—	$—	$15	$15
Commercial	6	—	2	8
Consumer	1,840	727	2,549	5,116
Total delinquent loans	$1,846	$727	$2,566	$5,139
% of total loans, net	0.21%	0.08%	0.29%	0.58%

December 31, 2019
Real estate loans:
One-to-four family residential	$107	$15	$—	$122
Commercial	570	—	—	570
Residential construction	—	—	296	296
Other construction and land	—	172	—	172
Commercial	242	—	2	244
Consumer	1,999	642	3,122	5,763
Total delinquent loans	$2,918	$829	$3,420	$7,167
% of total loans, net	0.39%	0.11%	0.45%	0.95%

December 31, 2018
Real estate loans:
One-to-four family residential	$324	$1,265	$—	$1,589
Commercial	554	—	—	554
Other construction and land	972	—	—	972
Commercial	208	—	1	209
Consumer	2,029	1,121	4,281	7,431
Total delinquent loans	$4,087	$2,386	$4,282	$10,755
% of total loans, net	0.62%	0.36%	0.65%	1.62%

December 31, 2017
Real estate loans:
One-to-four family residential	$145	$66	$552	$763
Commercial	—	—	510	510
Other construction and land	122	—	—	122
Commercial	55	58	157	270
Consumer	1,360	1,597	3,418	6,375
Total delinquent loans	$1,682	$1,721	$4,637	$8,040
% of total loans, net	0.31%	0.31%	0.84%	1.46%
58

Total delinquencies as a percentage of loans have decreased from 0.58% at December 31, 2020 to 0.07% at December 31, 2021, representing a decrease of 87.29% over the period. Delinquent loans decreased $4.4 million, or 86.50%, to $0.7 million at December 31, 2021 from $5.1 million at December 31, 2020. The decrease in 30-59 days delinquencies of $1.8 million, or 97.07%, from December 31, 2020 to December 31, 2021 is concentrated primarily in consumer loans. The sale of $24.6 million of the purchased student loan portfolio in 2021 drove the past due consumer balances lower. As of December 31, 2020, purchased student loans made up 99.6% of the $5.1 million total consumer past due balance. We continue to focus on collection efforts and favorable resolutions.

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

	December 31,
	2021	2020	2019
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$107	$39	$29
Commercial	767	31	573
Home equity loans and lines of credit	—	—	—
Residential construction	—	—	296
Other construction and land	—	126	313
Commercial	473	324	667
Consumer	2	13	18
Total nonperforming loans(1)	1,349	533	1,896

REO:
One-to-four family residential	—	—	—
Commercial real estate	—	513	—
Other construction and land	842	1,419	1,855
Total foreclosed real estate	842	1,932	1,855
Total nonperforming assets	$2,191	$2,465	$3,751

TDRs still accruing	$1,780	$1,254	$1,459

Ratios:
Nonperforming loans to total loans	0.14%	0.06%	0.25%
Nonperforming assets to total assets	0.18%	0.23%	0.41%

(1)	At December 31, 2021, total nonperforming loans were comprised of only nonaccrual loans.

Nonperforming loans as a percentage of total loans increased from 0.06% at December 31, 2020, to 0.14% at December 31, 2021, representing an increase of 133.3% over the period. Nonperforming assets as a percentage of total assets decreased from 0.23% at December 31, 2020, to 0.18% at December 31, 2021, or a decrease of 21.7% over the period. The gross interest income that would have been recorded under the original terms of the nonaccrual loans was $0.1 million as of December 31, 2021 and $0.2 million as of December 31, 2020. The changes in nonperforming loans and nonperforming assets is the result of the resolution and disposal of nonperforming loans and nonperforming assets by means of restructure, foreclosure, deed in lieu of foreclosure and short sales for less than the indebtedness, in which cases the deficiency is charged-off.

REO was $0.8 million and $1.9 million as of December 31, 2021 and 2020, respectively, but has declined $5.8 million, or 87.4% since December 31, 2017.

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

All TDRs over $200,000 are considered to be impaired loans and are reported as such for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and the ultimate collectability of all amounts contractually due is not in doubt. We may also remove a loan from TDR and impaired status if the loan is subsequently restructured and at the time of the subsequent restructuring the borrower is not experiencing financial difficulties and, under the terms of the subsequent restructuring agreement, no concession has been granted to the borrower.

The following table presents our TDRs by accrual status as of the dates indicated (in thousands).

	December 31,
	2021	2020
TDRs still accruing interest	$1,780	$1,254
TDRs not accruing interest	112	308
Total TDRs	$1,892	$1,562

As noted in the above table, the majority of our borrowers with restructured loans have been able to comply with the revised payment terms for at least six consecutive months, resulting in their respective loans being restored to accrual status.

The following table presents details of TDRs made in each of the periods indicated (in thousands):

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Year ended December 31, 2021
	Extended payment terms	4	$398	$398

Year ended December 31, 2020
	Extended payment terms	3	$173	$61

During 2021, we have continued to be proactive in working with borrowers to identify potential issues and restructure certain loans to prevent future losses.

As of December 31, 2020, all loans with short-term deferral related to the COVID-19 pandemic had resumed making payments or had been paid off. During 2021, the Bank did not grant any deferrals related to the COVID-19 crisis.

Classification of Loans

The following table sets forth amounts of classified and criticized loans at the dates indicated. As indicated in the table, loans classified as “doubtful” or “loss” are charged off immediately (in thousands).

	December 31,
	2021	2020	2019
Classified loans:
Substandard	$4,304	$3,701	$10,295
Doubtful	—	—	—
Loss	—	—	—
Total classified loans:	4,304	3,701	10,295
Special mention	9,647	7,777	3,153
Total criticized loans	$13,951	$11,478	$13,448

Total classified loans as a% of total loans, net	0.46%	0.42%	1.36%
Total criticized loans as a% of total loans, net	1.49%	1.31%	1.78%

Total classified loans to total loans increased to 0.46% at December 31, 2021, from 0.42% at December 31, 2020. Total criticized loans to total loans increased to 1.48% at December 31, 2021, from 1.31% at December 31, 2020. Management continues to dedicate resources to monitoring and resolving classified and criticized loans.

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into seven loan categories, contain average net loss/(recovery) rates ranging from approximately 0.0% to 0.6%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Changes in lending and loan review policies;
•	Economic conditions – including unemployment rates, federal macroeconomic data, housing prices and sales, and regional economic outlooks;
•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Experience, ability, and depth of lending management;
•	Volume and severity of past due, nonaccrual, and classified loans;
•	Changes in the quality of the institution's loan review system;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. There is no certainty that our ALL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast.

The following table summarizes the net charge-off detail as a percenrage of average loans by loan composition for the periods indicated (in thousands).

	Year ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate:
One-to-four family residential	$3	0.00%	$(6)	0.00%	$(11)	-0.01%
Commercial real estate	52	0.01%	—	0.00%	43	1.00%
Home equity loans and lines of credit	—	0.00%	—	0.00%	(2)	-0.01%
Residential construction	—	0.00%	—	0.00%	—	0.00%
Other construction and land	(17)	-0.02%	(1)	0.00%	(16)	-0.02%
Commercial	79	0.02%	792	0.30%	1,618	0.56%
Consumer	2	0.02%	3	0.04%	37	0.25%
Total	$119		$788		$1,669

Ratios:
Net charge-offs to average loans outstanding		0.01%		0.10%		0.11%
Allowance to nonperforming loans at period end(1)		1,017.27%		2,358.72%		41.56%
Allowance to total loans at period end		1.47%		1.43%		1.36%

(1)	At December 31, 2021, total nonperforming loans were comprised of only nonaccrual loans.

Our allowance as a percentage of total loans increased to 1.47% at December 31, 2021 from 1.43% at December 31, 2020 primarily as the result of loan growth and changes in the composition of the bank’s loan portfolio.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of nonperforming loans decreased to 1,017.27% at December 31, 2021 from 2,358.72% at December 31, 2020 primarily as the result of the increased balance of nonperforming loans during the period.

Allocation of Allowance for Loan Losses

The table below summarizes the allowance for loan losses balance and percent of total loans by loan category (in thousands).

	December 31,
	2021		2020		2019
	Allowance	%*	Allowance	%*	Allowance	%*
Real estate mortgage loans:
One-to-four family residential	$1,363	14.22	$1,297	12.98	$1,098	13.37
Commercial real estate	4,688	45.36	4,559	42.03	3,122	40.55
Home equity loans and lines of credit	246	2.31	231	1.95	188	2.35
Residential construction	430	4.16	389	3.52	84	1.11
Other construction and land	824	8.10	843	7.80	584	7.34
Commercial	5,985	25.09	5,118	27.70	5,024	29.82
Consumer	187	0.76	135	4.02	187	5.46
Total allowance for loan losses	$13,723	100.00	$12,572	100.00	$10,287	100.00

*	Loan balance in each category, expressed as a percentage of total loans, net of deferred fees.

As discussed above, we compute our allowance for loan losses either through a specific allowance to individually impaired loans or through a general allowance applied to homogeneous loans by loan type. The above allocation represents the allocation of the allowance by loan type regardless of specific or general allocations. The largest allocation has been made to one-to-four family, commercial real estate, and commercial due to the elevated risk in those categories of loans.

The table below summarizes balances, charge-offs, and specific allowances related to impaired loans as of the dates indicated (in thousands).

	Recorded Balance	Unpaid Principal Balance	Partial Charge-Offs	Specific Allowance	% of Specific Allowance & Partial Charge-off to Unpaid Principal Balance
As of December 31, 2021
Loans without a valuation allowance	$2,495	$2,547	$52	$—	2.0%
Loans with a valuation allowance	348	348	—	20	5.7%
Total	$2,843	$2,895	$52	$20	2.5%

As of December 31, 2020
Loans without a valuation allowance	$1,768	$2,000	$232	$—	11.6%
Loans with a valuation allowance	12	12	—	1	8.3%
Total	$1,780	$2,012	$232	$1	11.6%

As indicated in the above table, during the periods presented, we have consistently maintained more than 2% of impaired loans in a reserve, either through a direct charge-off or in a specific reserve included as part of the allowance for loan losses. The total dollar amount of impaired loans increased $1.1 million, or 59.7%, to $2.8 million at December 31, 2021 compared to $1.8 million at December 31, 2020. The increase in impaired loans is attributable to loans becoming impaired during 2021 in excess of those that were paid off, charged off or returned to non-impaired status upon changes to borrowers’ status that made collectability of all amounts contractually due no longer in doubt.

REO

The tables below summarize the balances and activity in REO as of the dates and for the periods indicated (in thousands).

	As of December 31,
	2021	2020
Commercial real estate	$—	$513
Other construction and land	842	1,419
Total	$842	$1,932

	As of December 31,
	2021	2020
Balance, beginning of year	$1,932	$1,855
Additions	—	513
Disposals	(977)	(160)
Writedowns	(113)	(276)
Balance, end of year	$842	$1,932

As indicated in the above table, the balance in REO has totaled $0.8 million and $1.9 million at December 31, 2021 and 2020, respectively. We continue to write-down REO as needed and maintain focus on disposing of our remaining properties.

As of December 31, 2021, our REO property with the largest balance of $0.7 million consisted of approximately eight acres of commercial land with frontage on U.S. Highway 153 in Anderson, South Carolina. The property was acquired in October 2013.

Bank Owned Life Insurance (“BOLI”)

BOLI policies are recorded at book value based on cash surrender values provided by a third-party administrator. The assets of the separate BOLI account are invested in the Lincoln National Life Insurance Co. Investment Allocation account rated AA- which is composed primarily of U.S. Government agency sponsored funds and mortgage-backed securities fund. The assets in the general account are invested in four insurance carriers with ratings ranging from AA- to AA+. The assets of the hybrid account are invested in two different insurance carriers with ratings ranging from A+ to A++.

The following table summarizes the composition of BOLI as of the dates indicated (in thousands):

	December 31,
	2021	2020
Separate account	$754	$747
General account	11,043	10,899
Hybrid	2,981	3,215
Total	$14,778	$14,861

Net Deferred Tax Assets

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported on a net basis in our consolidated balance sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, we consider the following sources of taxable income:

•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carryback years; and
•	tax planning strategies that would, if necessary, be implemented.

We determined a tax valuation allowance totaling $0.4 million and $0.3 million was required as of December 31, 2021 and 2020, respectively, related to state net operating losses of the Company.

Goodwill

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. Goodwill has an indefinite useful life and is evaluated for impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the reporting unit exceeds its fair value. We had $0.7 million of goodwill as of December 31, 2021, and 2020.

Deposits

The following table presents average deposits by category, percentage of total average deposits and average rates for the periods indicated (in thousands).

	For the Years Ended December 31,
	2021			2020
	Average Balance	Percent of Total Average Balance	Weighted Average Rate	Average Balance	Percent of Total Average Balance	Weighted Average Rate
Deposit type:
Savings accounts	$13,135	1.3	0.10%	$8,179	1.0	0.10%
Time deposits	243,066	23.9	0.49%	332,453	38.8	1.63%
Money market accounts	442,451	43.6	0.43%	306,694	35.8	0.62%
Interest-bearing demand accounts	65,176	6.4	0.26%	33,644	3.9	0.22%
Noninterest-bearing demand accounts	251,295	24.8	0.00%	175,871	20.5	0.00%
Total deposits	$1,015,123	100.0	0.32%	$856,841	100.0	1.09%

As indicated in the above table, average deposit balances increased approximately $158.3 million, or 18.5%, for the year ended December 31, 2021 compared December 31, 2020. The increase in total average deposits was mainly attributable to the $135.8 million, or 44.3%, increase in money market accounts and $75.4 million, or 42.9%, in noninterest-bearing demand accounts, offset by a $89.4 million, or 26.9%, decline in time deposits.

The following table presents details of the applicable interest rates on our certificates of deposit at the dates indicated (in thousands).

	December 31,
	2021	2020
Interest Rate:
Less than 1.00%	$203,089	$203,890
1.00% to 2.00%	5,723	79,384
2.00% to 3.00%	117	668
Total	$208,929	$283,942

The following table presents contractual maturities for certificates of deposit, as of December 31, 2021, in amounts equal to or greater than $250,000 (in thousands):

Equal to or greater than $250
Three months or less	$8,255
Over three months through six months	7,278
Over six months through one year	10,339
Over one year	19,194
Total	$45,066

At December 31, 2021 and 2020, we estimate that we have approximately $393.8 million and $295.0 million, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, these amounts are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

Borrowings

We had fixed rate FHLB advances totaling $5.0 million and $16.0 million as of December 31, 2021 and 2020, respectively. FHLB advances are secured by qualifying one-to-four family permanent and commercial loans and by a blanket collateral agreement with the FHLB. At December 31, 2021, we had unused borrowing capacity with the FHLB of $30.7 million based on collateral pledged at that date. We had total additional credit availability with the FHLB of $355.7 million as of December 31, 2021, if additional collateral was available and pledged.

The following table sets forth information concerning balances and interest rates on our FHLB advances as of or for the period indicated (in thousands).

As of or for the Year Ended December 31, 2021
Balance at end of period	$5,000
Average balance during period	$15,005
Maximum outstanding at any month end	$16,000
Weighted average interest rate at end of period	0.40%
Weighted average interest rate during period	0.87%

Junior Subordinated Notes

We had $35.9 million and $35.7 million in three issuances of junior subordinated notes outstanding at December 31, 2021 and 2020. Notes totaling $8.2 million, payable to an unconsolidated subsidiary, accrue interest at 1.85% above the 90-day LIBOR, adjusted quarterly. Notes totaling $10.0 million accrue interest at a fixed rate of 6.50% until November 30, 2023, at which time the interest will accrue at 3.43% above the 90-day LIBOR, adjusted quarterly. Notes totaling $18.0 million issued in 2020 accrue interest at a fixed rate of 4.375% until November 15, 2025, at which time the interest will accrue at 4.16% above the 90-day Secured Overnight Financing Rate (SOFR), adjusted quarterly. The effective interest rate on the notes was 4.43% at December 31, 2021 and 4.44% at December 31, 2020.

Equity

Total shareholders’ equity increased $10.9 million to $97.4 million at December 31, 2021 compared to $86.5 million at December 31, 2020. This increase was primarily attributable to $16.1 million of net income partially offset by common and preferred stock repurchases of $4.0 million and dividends declared totaling $2.2 million.

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

	For the Years Ended December 31,
	2021			2020			2019
(In thousands, fully taxable equivalent)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate

Interest-earning assets:
Loans - Core Bank(1)	$824,901	$34,415	4.17%	$733,894	$32,024	4.36%	$613,709	$31,049	5.06%
Loans - CarBucks(2)	89,694	18,694	20.84%	76,031	16,555	21.77%	83,708	18,671	22.30%
Investments - taxable	114,380	1,406	1.23%	79,589	1,223	1.54%	45,186	1,058	2.34%
Investment tax exempt(3)	12,666	352	2.78%	8,702	252	2.90%	4,081	144	3.54%
Federal funds sold and other interest earning deposits	78,747	107	0.14%	38,781	113	0.29%	68,412	1,376	2.01%
Other investments, at cost	4,654	108	2.32%	8,465	216	2.55%	12,698	303	2.39%

Total interest-earning assets	1,125,042	55,082	4.90%	945,462	50,383	5.33%	827,794	52,601	6.35%

Noninterest-earning assets	37,387			34,982			32,140

Total assets	$1,162,429			$980,444			$859,934

Interest-bearing liabilities:
Savings accounts	$13,135	$13	0.10%	$8,179	$8	0.10%	$5,536	$7	0.13%
Time deposits	243,066	1,192	0.49%	332,453	5,416	1.63%	369,194	8,247	2.23%
Money market accounts	442,451	1,888	0.43%	306,694	1,915	0.62%	243,999	3,568	1.46%
Interest bearing transaction accounts	65,176	167	0.26%	33,644	75	0.22%	20,918	25	1.20%
Total interest bearing deposits	763,828	3,260	0.43%	680,970	7,414	1.09%	639,647	11,847	1.85%

FHLB advances	15,005	130	0.87%	16,691	161	0.96%	4,123	102	2.48%
Junior subordinated debentures	35,802	1,727	4.82%	20,466	1,035	5.06%	18,067	1,056	5.84%
Federal funds purcahsed	101	1	0.99%	454	7	1.64%	—	—	0.00%

Total interest-bearing liabilities	814,736	5,118	0.63%	718,581	8,617	1.20%	661,837	13,005	1.96%

Noninterest-bearing deposits	251,295			175,871			122,879

Other non interest bearing liabilities	5,770			4,393			4,799

Total liabilities	1,071,801			898,845			789,515
Total equity	90,628			81,599			70,419

Total liabilities and equity	$1,162,429			$980,444			$859,934

Tax-equivalent net interest income		$49,964			$41,766			$39,596

Net interest-earning assets(2)	$310,306			$226,881			$165,957

Average interest-earning assets to interest-bearing liabilities	138.09%			131.57%			125.08%

Tax-equivalent net interest rate spread(3)			4.27%			4.13%			4.39%
Tax-equivalent net interest margin(4)			4.44%			4.42%			4.78%

(1)	Tax exempt loans and investments are calculated giving effect to a 21% federal tax rate, or $74,000, $52,000, and $30,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(3)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.
67

For the years ended December 31, 2021, 2020 and 2019, we did not have any securities purchased with agreements to repurchase or commercial paper.

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

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
	Compared to the Year Ended December 31, 2020			Compared to the Year Ended December 31, 2019
	Increase (decrease) due to:			Increase (decrease) due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank(1)	$3,842	$(1,451)	$2,391	$5,589	$(4,614)	$975
Loans - CarBucks(1)	2,871	(732)	2,139	(1,680)	(460)	(2,116)
Investment - taxable	462	(279)	183	615	(450)	165
Investments - tax exempt(2)	110	(10)	100	139	(31)	108
Interest-earning deposits	75	(81)	(6)	(425)	(838)	(1,263)
Other investments, at cost	(90)	(18)	(108)	(106)	19	(87)
Total interest-earning assets	7,270	(2,571)	4,699	4,132	(6,374)	(2,218)

Interest-bearing liabilities:
Savings accounts	5	—	5	3	(2)	1
Time deposits	(1,173)	(3,051)	(4,224)	(760)	(2,071)	(2,831)
Money market accounts	692	(719)	(27)	754	(2,407)	(1,653)
Interest bearing transaction accounts	80	12	92	21	29	50
FHLB advances	(15)	(16)	(31)	153	(94)	59
Junior subordinated debentures	742	(50)	692	130	(151)	(21)
Other borrowings	(7)	1	(6)	7	—	7
Total interest-bearing liabilities	324	(3,823)	(3,499)	308	(4,696)	(4,388)
Change in tax-equivalent net interest income	$6,946	$1,252	$8,198	$3,824	$(1,678)	$2,170

(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Comparison of Years Ended December 31, 2021 and 2020.

General. Net income for the year ended December 31, 2021 was $16.1 million, compared to $8.6 million for 2020. The increase in net income was primarily the result of increases in net interest income and noninterest income of $8.2 million and $1.3 million, respectively, and a decrease in provision for loan losses of $1.8 million, partially offset by increases in noninterest expense totaling $1.1 million.

Net Interest Income. Net interest income increased $8.2 million, or 19.6%, to $49.9 million for the year ended December 31, 2021, compared to $41.7 million for 2020. The increase in net interest income was primarily due to a $104.7 million increase in average loans, a $38.8 million increase in average investments, both taxable and tax exempt and decreases in costs on our average time deposits and money market accounts. These changes were partially offset by the decline in yields on our loans and investments during the period and a $82.9 million increase in our average interest-bearing liabilities.

Our tax-equivalent net interest margin was 4.44% for the year ended December 31, 2021, compared to 4.42% for 2020, an increase of two basis points. The increase in net interest margin was primarily attributable to interest rate reductions which impacted our cost of funds in the year ended December 31, 2021, partially offset by the impact of these interest rate reductions on our loans, investments, and interest-earning deposits.

CarBucks provides specialty floor plan inventory financing for more than 2,000 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $8,400 per unit, generally has an average 61-day turnover, and generates approximately $250 in financing fees per vehicle which is included in loan interest income.

CarBucks net income increased $1.9 million to $5.3 million for the year ended December 31, 2021 compared to $3.5 million for the same period in 2020. Net interest income increased $2.3 million to $17.2 million for the 2021 period from $14.9 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses decreased $0.6 million for the year ended December 31, 2021 compared to 2020 due to decreased net charge offs and lower qualitative adjustments related to COVID-19 uncertainty in 2021. Noninterest expense increased $0.3 million to $9.9 million for the 2021 period compared to $9.6 million for the same period in 2020 due primarily to increased salary and overhead allocation expenses.

Provision for Loan Losses. We recorded a provision for loan losses for the year ended December 31, 2021 of $1.3 million due to organic loan growth and certain qualitative adjustments in response to shifts in used car demand which could impact our CarBucks portfolio. This compares to a $3.1 million provision for loan losses in 2020. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Service charges on deposit accounts	$1,244	$983	$261
Gain (loss) on sale of investment securities available for sale	(819)	392	(1,211)
Net gain on sale of loan portfolio	1,227	—	1,227
Net gain on settlement of litigation	828	—	828
Bank owned life insurance	344	414	(70)
Net gain on sale of premises and equipment	26	14	12
Other noninterest income	959	749	210
Total noninterest income	$3,809	$2,552	$1,257

Our noninterest income increased $1.3 million to $3.8 million in the year ended December 31, 2021, compared to 2020. This increase was driven by a $1.2 million gain on sale of a portion of the loan portfolio and a $0.8 million gain on the settlement of litigation, partially offset by a $0.8 million loss on sale of investment securities available for sale.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Compensation and employee benefits	$21,131	$20,371	$760
Net occupancy	2,309	2,186	123
Federal deposit insurance	634	522	112
Professional and advisory	1,139	1,328	(189)
Data processing	2,021	1,880	141
Marketing and advertising	185	163	22
Net cost of operation of REO	90	371	(281)
Other	3,632	3,225	407
Total noninterest expenses	$31,141	$30,046	$1,095

Our noninterest expense increased $1.1 million to $31.1 million in the year ended December 31, 2021, compared to 2020.

•	Compensation and employee benefits increased $0.8 million, or 3.7%, for the year ended December 31, 2021 as compared to 2020. The increase is primarily related to increased full-time equivalent employees, annual raises and increases in employee benefits, incentives and commissions.

•	Federal deposit insurance premiums increased $0.1 million for the year ended December 31, 2021, compared to 2020, primarily due to higher deposit balances.

•	Professional and advisory expenses decreased $0.2 million for the year ended December 31, 2021, compared to 2020, primarily as a result of the reduced reliance on external advisors.

•	Data processing expenses increased $0.1 million for the year ended December 31, 2021, compared to 2020, primarily due to an increased number of accounts and transactions.

•	Marketing and advertising increased $22 thousand for the year ended December 31, 2021, compared to 2020, primarily due to sponsorship contributions and donations in 2021 that were not paid in 2020.

•	Net cost of operation of REO decreased $0.3 million for the year ended December 31, 2021, compared to 2020, primarily due to valuation adjustments for updated appraisals or sales contract amounts.

•	Other noninterest expense increased $0.4 million for the year ended December 31, 2021, compared to 2020, primarily as the result of software maintence and license fees and a one-time fee rated to the prepayment of FHLB advances, partially offset by a decrease in office supplies expense.

Income Taxes

Income tax expense totaled $5.2 million for the year ended December 31, 2021 compared to $2.5 million for 2020. Income tax expense for the years ending December 31, 2021 and 2020 benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.3% and 22.4%, respectively. The increase in the effective tax rate is primarily attributable to the growth of taxable income exceeding that of nontaxable income.

We continue to have unutilized net operating losses for state income tax purposes and do not have a material current tax receivable or liability.

Liquidity, Market Risk, and Capital Resources

Liquidity. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the FHLB, and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that, as of December 31, 2021, we have enough sources of liquidity to satisfy our liquidity needs for the next twelve months and thereafter.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At December 31, 2021, cash and cash equivalents totaled $124.1 million. Included in this total was $102.5 million held at the FRB, $1.2 million held at the FHLB, and $16.9 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following summarizes the most significant sources and uses of liquidity during the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Investing activities:
Purchases of investments	$(57,950)	$(67,337)
Maturities and principal repayments of investments	25,286	13,684
Sales of investments	28,836	18,787
Net increase in loans	(55,049)	(112,622)
Purchase of fixed assets	(2,100)	(4,253)
Redemption of other investments, at cost	3,268	4,129

Financing activities:
Net increase in deposits	$112,561	$133,979
Repurchase of common stock	(3,946)	—
Proceeds from issuance of subordinated debt	—	17,602
Proceeds from FHLB advances	—	27,000
Repayment of FHLB advances	(11,000)	(11,000)
Dividends paid on common stock	(2,066)	(1,668)

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in 2021 or 2020.

At December 31, 2021, we had $327.6 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

During 2021, we entered into an agreement to fund capital contributions of up to $1 million with a financial technology company. As of December 31, 2021, none of the commitment has been funded. We will account for our ownership interest in the financial technology company in accordance with Subtopic 946-323 as an equity method investment. We have unfunded commitments of $1 million related to this agreement as of December 31, 2021.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as of December 31, 2021.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of December 31, 2021 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$355,725
Pledgeable marketable securities	111,462
FHLB totals	467,187	$5,000	$462,187
Fed funds lines	49,000	—	49,000
	$516,187	$5,000	$511,187

Market Risk. One of the most significant forms of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Interest rate fluctuations affect earnings by changing net interest income and other interest-sensitive income and expense levels. Accepting this risk is a normal part of banking and can be an important source of profitability and shareholder value. However, excessive risk can threaten our earnings, capital, liquidity and solvency. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The board of directors of the Bank has established an ALCO, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors. Our ALCO monitors and seeks to manage market risk through rate shock analyses, economic value of equity analyses and simulations in order to avoid unacceptable earnings and market value fluctuations due to changes in interest rates.

From a funding perspective, we expect to satisfy the majority of our future requirements with retail deposit growth, including checking and savings accounts, money market accounts and certificates of deposit generated within our primary markets. If our funding needs exceed our deposits, we will utilize our excess funding capacity with the FHLB.

We have taken the following steps to reduce our interest rate risk:

•	increased our personal and business checking accounts and our money market accounts, which are less rate-sensitive than certificates of deposit and which provide us with a stable, low-cost source of funds;
•	limited the fixed rate period on loans within our portfolio;
•	utilized our securities portfolio for positioning based on projected interest rate environments;
•	priced certificates of deposit to encourage customers to extend to longer terms; and
•	utilized FHLB advances for positioning.

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

The table below reflects the impact of an immediate increase in interest rates in 100 basis point increments on Pretax Net Interest Income (“NII”).

	December 31,
	2021	2020
Change in Interest Rates (basis points)	% Change in Pretax Net Interest Income	% Change in Pretax Net Interest Income
+400	7.6	7.1
+300	8.1	7.5
+200	5.9	5.4
+100	3.6	3.2
—	—	—
-100	(0.7)	0.5
72

The results from the rate shock analysis on NII are consistent with having an asset sensitive balance sheet. Having an asset sensitive balance sheet means assets will reprice at a faster pace than liabilities during the short-term horizon. The implications of an asset sensitive balance sheet will differ depending upon the change in market rates. For example, with an asset sensitive balance sheet in a declining interest rate environment, the interest rate on assets will decrease at a faster pace than liabilities. This situation generally results in a decrease in NII and operating income. Conversely, with an asset sensitive balance sheet in a rising interest rate environment, the interest rate on assets will increase at a faster pace than liabilities. This situation generally results in an increase in NII and operating income. As indicated in the table above, a 200 basis point increase in rates would result in a 5.9% increase in NII as of December 31, 2021 as compared to a 5.4% increase in NII as of December 31, 2020, suggesting that there is a benefit for the Company to net interest income in rising interest rates The Company generally seeks to remain neutral to the impact of changes in interest rates by maximizing current earnings while balancing the risk of changes in interest rates.

Capital Resources. Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules or Basel III, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity Tier 1 equal to 2.5% of risk-weighted assets.

The Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at December 31, 2021 and 2020 (in thousands).

	Actual		For Capital Adequacy Purposes(1)		To Be Well- Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2021:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Capital	$123,344	10.21%	$48,317	>4.0%	$60,396	>5.0%
Common Equity Tier 1 Capital	$123,344	12.24%	$70,517	>7.0%	$65,480	>6.5%
Tier 1 Risk-based Capital	$123,344	12.24%	$85,628	>8.5%	$80,591	>8.0%
Total Risk-based Capital	$135,951	13.50%	$105,776	>10.5%	$100,739	>10%

As of December 31, 2020:
Tier 1 Leverage Capital	$105,820	10.05%	$36,100	>4.0%	$45,125	>5.0%
Common Equity Tier 1 Capital	$105,820	11.73%	$63,174	>7.0%	$58,662	>6.5%
Tier 1 Risk-based Capital	$105,820	11.73%	$76,712	>8.5%	$72,199	>8.0%
Total Risk-based Capital	$117,117	12.98%	$94,761	>10.5%	$90,249	>10%

(1)	Includes capital conservation buffer of 2.50%.

Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes. The Company is not subject to the prompt corrective action provisions applicable to the Bank. The tables below summarize the capital amounts and ratios of the Company and the minimum regulatory requirements in accordance with Basel III at December 31, 2021 and December 31, 2020 (in thousands).

	Actual		For Capital Adequacy Purposes(1)
As of December 31, 2021:	Amount	Ratio	Amount	Ratio
Tier I Leverage Capital	$103,730	8.59%	$48,327	>4.0%
Common Equity Tier 1 Capital	$95,482	9.47%	$70,574	>7.0%
Tier I Risk-based Capital	$103,730	10.29%	$85,696	>8.5%
Total Risk Based Capital	$143,963	14.28%	$105,860	>10.5%

As of December 31, 2020:
Tier I Leverage Capital	$91,876	8.72%	$42,189	>4.0%
Common Equity Tier 1 Capital	$83,629	9.26%	$63,248	>7.0%
Tier I Risk-based Capital	$91,876	10.17%	$76,801	>8.5%
Total Risk Based Capital	$130,683	14.46%	$94,871	>10.5%

(1)	Includes capital conservation buffer of 2.50%.

Off-Balance Sheet Arrangements

To accommodate the financial needs of our customers, we make commitments under various terms to lend funds. These commitments include revolving credit agreements, term loan commitments and short-term borrowing agreements. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since we expect many of these commitments to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness and the amount of collateral we obtain, if we deem it to be necessary upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held includes first and second mortgages on one-to-four family residential real estate, accounts receivable, inventory, and commercial real estate. Certain lines of credit are unsecured.

The following summarizes our approximate commitments to extend credit (in thousands):

December 31, 2021
Lines of credit	$322,712
Standby letters of credit	4,928
$327,640

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Management on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the framework established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 was effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control overfinancial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to the finalruling by the Securities and Exchange Commission that permit the Company to provide only management’s report in its annual report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
GrandSouth Bancorporation

Greenville, South Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GrandSouth Bancorporation and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedules (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan portfolio of $933.5 million and related allowance for loan losses of $13.7 million as of December 31, 2021. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•	We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•	Analytical procedures were performed to evaluate the changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

/s/ Elliott Davis, LLC

Firm ID 149

We have served as the Company's auditor since 1998.

Greenville, South Carolina

March 31, 2022

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2021	2020
Assets

Cash and due from banks	$2,522	$6,216
Interest-earning deposits	120,602	51,137
Federal funds sold	977	5,672
Cash and cash equivalents	124,101	63,025

Investments - available for sale	111,962	110,707
Other investments, at cost	2,984	6,252
Loans receivable, net	933,475	878,545
Allowance for loan losses	(13,723)	(12,572)
Premises and equipment, net	17,783	16,680
Real estate owned	842	1,932
Accrued interest receivable	4,808	5,704
Bank owned life insurance	14,778	14,861
Net deferred tax asset	2,968	2,501
Goodwill	737	737
Other assets	3,007	1,407

Total assets	$1,203,722	$1,089,779

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$280,665	$203,502
Interest-bearing	778,376	742,978
Total deposits	1,059,041	946,480
Federal Home Loan Bank advances	5,000	16,000
Junior subordinated notes	35,864	35,744
Accrued interest payable	383	336
Accrued expenses and other liabilities	6,029	4,694
Total liabilities	1,106,317	1,003,254

Commitments and contingencies (Notes 13 and 23)

Shareholders' Equity:
Preferred stock - Series A - no par value; 287,895 shares authorized, 282,828 and 287,895 shares issued, and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,168,681 and 5,271,971 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid in capital	44,570	46,645
Retained earnings	51,649	37,721
Accumulated other comprehensive income	1,186	2,159
Total shareholders' equity	97,405	86,525

Total liabilities and shareholders' equity	$1,203,722	$1,089,779

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2021	2020
Interest income:
Interest and fees on loans	$53,109	$48,579
Taxable securities	1,406	1,223
Tax-exempt securities	278	200
Interest-earning deposits	107	113
Other	108	216
Total interest income	55,008	50,331

Interest expense:
Deposits	3,260	7,414
Federal Home Loan Bank advances	130	161
Junior subordinated notes	1,727	1,035
Other borrowings	1	7
Total interest expense	5,118	8,617
Net interest income	49,890	41,714
Provision for loan losses	1,270	3,073
Net interest income after provision for loan losses	48,620	38,641

Noninterest income:
Service charges on deposit accounts	1,244	983
Gain (loss) on sale of investment securities available for sale	(819)	392
Net gain on sale of loan portfolio	1,227	—
Net gain on settlement of litigation	828	—
Bank owned life insurance	344	414
Net gain on sale of premises and equipment	26	14
Other	959	749
Total noninterest income	3,809	2,552

Noninterest expenses:
Compensation and employee benefits	21,131	20,371
Net occupancy	2,309	2,186
Federal deposit insurance	634	522
Professional and advisory	1,139	1,328
Data processing	2,021	1,880
Marketing and advertising	185	163
Net cost of operation of real estate owned	90	371
Other	3,632	3,225
Total noninterest expenses	31,141	30,046
Income before taxes	21,288	11,147
Income tax expense	5,174	2,502

Net income	16,114	8,645
Preferred stock dividends	(120)	(97)
Net income applicable to common shareholders	$15,994	$8,548

Earnings per common share:
Basic	$2.95	$1.57
Diluted	$2.88	$1.55

Weighted average common shares outstanding:
Basic	5,157,858	5,215,182
Diluted	5,287,413	5,273,350

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020
Net income	$16,114	$8,645
Other comprehensive income:
Change in unrealized holding gains (losses) on securities available for sale	(2,063)	2,911
Reclassification adjustment for securities (gains) losses realized in Net income	819	(392)
Other comprehensive income (loss), before tax	(1,244)	2,519
Income tax effect related to items of other comprehensive income (loss)	271	(544)
Total other comprehensive income (loss), after tax	(973)	1,975
Comprehensive income	$15,141	$10,620

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid in	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances at December 31, 2019	5,201,951	$—	287,895	$—	$45,625	$30,841	$184	$76,650
Net income	—	—	—	—	—	8,645	—	8,645
Other comprehensive income, net of tax	—	—	—	—	—	—	1,975	1,975
Stock compensation expense	—	—	—	—	711	—	—	711
Stock options exercised	70,020	—	—	—	309	—	—	309
Common stock dividend ($0.32 per share)	—	—	—	—	—	(1,668)	—	(1,668)
Preferred stock dividend ($0.336 per share)	—	—	—	—	—	(97)	—	(97)
Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525

Net income	—	—	—	—	—	16,114	—	16,114
Other comprehensive income, net of tax	—	—	—	—	—	—	(973)	(973)
Stock compensation expense	—	—	—	—	585	—	—	585
Stock options exercised	107,156	—	—	—	1,380	—	—	1,380
Common stock repurchased	(210,446)	—	—	—	(3,946)	—	—	(3,946)
Preferred stock repurchased	—	—	(5,067)	—	(94)	—	—	(94)
Common stock dividend ($0.40 per share)	—	—	—	—	—	(2,066)	—	(2,066)
Preferred stock dividend ($0.42 per share)	—	—	—	—	—	(120)	—	(120)
Balances at December 31, 2021	5,168,681	$—	282,828	$—	$44,570	$51,649	$1,186	$97,405

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$16,114	$8,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,318	110
Investment amortization, net	1,329	955
Provision for loan losses	1,270	3,073
Provision for real estate owned	113	276
Stock-based compensation expense	585	711
(Increase) decrease in deferred tax asset	(196)	(884)
(Gain) loss on sale of investment securities available for sale	819	(392)
Income on bank owned life insurance, net	(344)	(414)
Gain on sale of fixed assets	(26)	(14)
Net realized gain on sale of real estate owned	(76)	—
Net change in operating assets and liabilities:
Accrued interest receivable	896	39
Other assets	201	(12)
Accrued interest payable	47	(170)
Other liabilities	(466)	794
Net cash provided by operating activities	22,584	12,717

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(57,950)	(67,337)
Maturities/calls and principal repayments	25,286	13,684
Sales	28,017	18,787
Net increase in loans	(56,373)	(122,622)
Proceeds from sale of real estate owned	1,053	160
Proceeds from settlement of BOLI policies	427	—
Proceeds from sale of fixed assets	149	41
Purchase of fixed assets	(2,100)	(4,253)
Purchase of other investments, at cost	—	(1,185)
Redemption of other investments, at cost	3,268	4,129
Net cash used in investing activities	(58,223)	(158,596)

Cash flows from financing activities:
Net increase in deposits	112,561	133,979
Repurchase of common stock	(3,946)	—
Repurchase of preferred stock	(94)	—
Proceeds from issuance of subordinated debt	—	17,602
Proceeds from FHLB advances	—	27,000
Repayment of FHLB advances	(11,000)	(11,000)
Cash received upon exercise of stock options	1,380	309
Dividends paid on common stock	(2,066)	(1,668)
Dividends paid on preferred stock	(120)	(97)
Net cash provided by financing activities	96,715	166,125

Net change in cash and cash equivalents	61,076	20,246

Cash and cash equivalents, beginning of period	63,025	42,779

Cash and cash equivalents, end of period	$124,101	$63,025

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$4,935	$8,735
Income taxes	5,647	3,026
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,690	—
Finance leases	111	—
Significant noncash investing and financing activities:
Real estate acquired in satisfaction of mortgage loans	$—	$513

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform, in all material respects, to U.S. generally accepted accounting principles, or GAAP, and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and the Bank. The accounts of the Trust are not consolidated with the Company. In consolidation all significant intercompany accounts and transactions have been eliminated.

Business Segments – Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting,” requires selected segment information of operating segments based on a management approach. The Company’s two reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning by management. Please refer to “Note 20 – Reportable Segments” for further information on the reporting for the Company’s two business segments.

Estimates – The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change, in the near term, relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and the valuation of deferred tax assets.

Reclassification – Certain amounts in the prior year’s financial statements may have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on our results of operations or financial condition as previously reported.

Cash and Cash Equivalents – Cash and cash equivalents as presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows include vault cash and demand deposits at other institutions including the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank of Richmond (“FRB”).

Investment Securities – We determine the appropriate classification of securities at the time of purchase. Available-for-sale (”AFS”) securities represent those securities that that we intend to hold for an indefinite period of time, but that may be sold in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported as a component of accumulated other comprehensive income, net of tax.

Realized gains and losses on the sale of securities and other-than-temporary impairment (“OTTI”) charges are recorded as a component of noninterest income in the Consolidated Statements of Income. Realized gains and losses on the sale of securities are determined using the specific-identification method. Bond premiums are amortized to the call date and bond discounts are accreted to the maturity date, both on a level yield basis.

We perform a quarterly review of our securities to identify those that may indicate OTTI. Our policy for OTTI within the debt securities portfolio is based upon a number of factors, including, but not limited to, the length of time and extent to which the estimated fair value has been less than cost, the financial condition of the underlying issuer and the ability of the issuer to meet contractual obligations. Other factors include the likelihood of the security’s ability to recover any decline in its estimated fair value and whether management intends to sell the security, or if it is more likely than not that management will be required to sell the investment security prior to the security’s recovery.

Loans Receivable – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances less any charge-offs and adjusted for unamortized premiums and discounts and any net deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of interest income over the respective lives of the loans using the interest method without consideration of anticipated prepayments.

Generally, consumer loans are charged down to their estimated collateral value after reaching 90 days past due. The number of days past due is determined by the amount of time when the payment was due based on contractual terms. Commercial loans are charged off as management becomes aware of facts and circumstances that raise doubt as to the collectability of all or a portion of the principal and when we believe a confirmed loss exists.

Nonaccrual Loans – The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent or when it becomes impaired, whichever occurs first, unless the loan is well secured and in the process of collection. All interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income. Interest payments received on nonaccrual loans are generally reported as a direct reduction to the principal outstanding until qualifying for return to accrual status. Interest payments received on nonaccrual loans may be recognized as income on a cash basis if recovery of the remaining principal is reasonably assured. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest payments reported as a reduction of principal while the loan was on nonaccrual may be recognized in income over the remaining life of the loan after the loan is returned to accrual status.

For loans modified in a troubled debt restructuring, the loan is generally placed on nonaccrual until there is a period of satisfactory payment performance by the borrower (either immediately before or after the restructuring), generally defined as six months, and the ultimate collectability of all amounts contractually due is not in doubt.

Troubled Debt Restructurings (“TDR”) – In situations where, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise grant, for other than an insignificant period of time, the related loan is classified as a TDR. We strive to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms generally include extensions of maturity dates at a stated interest rate lower than the current market rate for a new loan with similar risk characteristics, reductions in contractual interest rates, periods of interest only payments, and principal deferment. While unusual, there may be instances of loan principal forgiveness. We also may have borrowers classified as a TDR wherein their debt obligation has been discharged by a chapter 7 bankruptcy without reaffirmation of debt. We individually evaluate all substandard loans that experienced a modification of terms to determine if a TDR has occurred.

All TDRs greater than $200 thousand are considered to be impaired loans and will be reported as an impaired loan for the remaining life of the loan, unless the restructuring agreement specifies an interest rate equal to or greater than the rate that would be accepted at the time of the restructuring for a new loan with comparable risk and it is fully expected that the original principal and interest will be collected according to the restructured agreement. We may also remove a loan from TDR and impaired status if the TDR is subsequently restructured and at the time of the subsequent restructuring the borrower is not experiencing financial difficulties and, under the terms of the subsequent restructuring agreement, no concession has been granted to the borrower.

Allowance for Loan Losses (“ALL”) – The ALL reflects our estimates of probable losses inherent in the loan portfolio at the balance sheet date. The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The methodology for determining the ALL has two main components: the evaluation of individual loans for impairment and the evaluation of certain groups of homogeneous loans with similar risk characteristics.

A loan is considered impaired when it is probable that we will be unable to collect all principal and interest payments due according to the original contractual terms of the loan agreement. We individually evaluate loans, or relationships, greater than $200,000 for impairment that are classified as nonaccrual, TDRs, or performing substandard loans. If the impaired loan is considered collateral dependent, a charge-off is taken based upon the appraised value of the property (less an estimate of selling costs if foreclosure is anticipated). If the impaired loan is not collateral dependent, a specific reserve is established based upon an estimate of the future discounted cash flows after consideration of modifications and the likelihood of future default and prepayment.

The allowance for non-impaired loans consists of a base historical loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into seven loan categories, contain average net loss rates ranging from approximately 0.00% to 0.56%.

The qualitative reserve adjusts the average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Changes in lending and loan review policies;
•	Economic conditions – including unemployment rates, federal macroeconomic data, housing prices and sales, and regional economic outlooks;
•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Experience, ability, and depth of lending management;
•	Volume and severity of past due, nonaccrual, and classified loans;
•	Changes in the quality of the institution's loan review system;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses.
85

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. These factors are subject to further adjustment as economic and other conditions change.

Premises and Equipment – Land is stated at cost. Office properties and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the assets ranging from three to 40 years. The cost of maintenance and repairs is charged to expense as incurred while expenditures greater than $2,000 that increase a property’s life are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Leasehold improvements are amortized over the shorter of the asset’s useful life or the remaining lease term, including renewal periods when reasonably assured.

Real Estate Owned (“REO”) – Real estate properties acquired through loan foreclosure are initially recorded at the lower of the recorded investment in the loan or fair value less costs to sell. Losses arising from the initial foreclosure of property are charged against the ALL.

Subsequent to foreclosure, real estate owned is recorded at the lower of carrying amount or fair value less estimated costs to sell. Valuations are periodically performed by management, but not less than every eighteen months, and an additional allowance for losses is established by a charge to net cost of operation of real estate owned in the Consolidated Statements of Income, if necessary.

Other Investments, at cost – Other investments, at cost, include investments in FHLB stock, stock in other correspondent banks, and certificates of deposits.

FHLB stock is carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. The Company has evaluated its FHLB stock and concluded that it is not impaired as a result of currently paying cash dividends and redeeming stock at par. The FHLB requires members to purchase and hold a specified level of stock based upon the members asset value, level of borrowings and participation in other programs offered. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of the FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value. Both cash and stock dividends are reported as Other interest income in the Consolidated Statements of Income.

Bank Owned Life Insurance (“BOLI”) – BOLI is recorded at its net cash surrender value. Changes in net cash surrender value are recognized in Noninterest income in the Consolidated Statements of Income.

Advertising Expense – Advertising costs are expensed as incurred. The Company’s advertising expenses were $0.1 million for both the years ended December 31, 2021, and 2020.

Income Taxes – We estimate income tax expense based on amounts expected to be owed to the tax jurisdictions where we conduct business. On a quarterly basis, management assesses the reasonableness of our effective tax rate based upon our current estimate of the amount and components of net income, tax credits and the applicable statutory tax rates expected for the full year.

Deferred income tax assets and liabilities are determined using the asset and liability method and are reported net in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rate and laws. When deferred tax assets are recognized, they are subject to a valuation allowance based on management’s judgment as to whether realization is more likely than not. In determining the need for a valuation allowance, the Company considers the following sources of taxable income:

•	Future reversals of existing taxable temporary differences;
•	Future taxable income exclusive of reversing temporary differences and carry forwards;
•	Taxable income in prior carryback years; and
•	Tax planning strategies that would, if necessary, be implemented

As a result of the analysis above, the Company concluded that a valuation allowance of $0.4 million and $0.3 million was necessary as of December 31, 2021 and 2020, respectively.

Accrued taxes represent the net estimated amount due to or from taxing jurisdictions and are reported in other assets or other liabilities, as appropriate, in the Consolidated Balance Sheets. We evaluate and assess the relative risks and appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other information and maintain tax accruals consistent with the evaluation of these relative risks and merits. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial and regulatory guidance. These changes, when they occur, can affect deferred taxes and accrued taxes, as well as the current period’s income tax expense and can be significant to our operating results.

Tax positions are recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Interest and/or penalties related to income tax matters are recognized in other noninterest expense.

Junior Subordinated Notes – The Trust is considered to be a variable interest entity since its common equity is not at risk. The Company does not hold a variable interest in the Trust, and therefore, is not considered to be the Trust’s primary beneficiary. As a result, the Company accounts for the junior subordinated notes issued to the Trust and its equity investment in the Trust on an unconsolidated basis. Debt issuance costs of the junior subordinated notes are being amortized over the term of the debt and the unamortized portion and totaled $0.4 million and $0.5 million as of December 31, 2021 and 2020, respectively.

Stock-based Compensation – We account for stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under ASC 718, stock-based compensation expense reflects the fair value of stock-based awards measured at grant date and is recognized over the relevant vesting period on a straight-line basis. Forfeitures are accounted for as they occur.

Revenue from Contracts with Customers – In addition to lending and related activities, the Company offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees, ATM and debit card income, and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.

COVID-19 – The 2019 novel coronavirus (or “COVID-19”) has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. Following the COVID-19 outbreak in December 2019 and January 2020, market interest rates declined significantly. The federal banking agencies encouraged financial institutions to prudently work with borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The rapid development and fluidity of this situation precludes any predication as to the ultimate impact of the COVID-19 outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company, its performance, and financial results.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act included a number of provisions that were applicable to the Company, including the following:

o	Accounting relief for TDRs: The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act of 2021, initially permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise had been characterized as troubled debt restructurings and suspended any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022.
o	Paycheck Protection Program (“PPP”): The CARES Act created the PPP through the Small Business Administration (“SBA”), which allowed the Company to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven in whole or in part if the borrower uses the proceeds to maintain employee payrolls and other permitted expenses.

Subsequent Events – Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet including the estimates inherent in the process of preparing financial statements. Unrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the issuance date of the Consolidated Financial Statements and no subsequent events have occurred requiring accrual or disclosure in these financial statements other than as described in Note 25.

Recent Accounting Standards Updates

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

In August 2021, the FASB issued amendments to update SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies did not or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair values of AFS securities as of the dates indicated are as follows (in thousands):

	Decemuber 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$9,479	$—	$(40)	$9,439
State and municipal obligations	26,011	959	(293)	26,677
Mortgage-backed securities - agency	33,191	316	(89)	33,418
Collateralized mortgage obligations - agency	26,968	535	(68)	27,435
Asset-backed securities	2,599	—	(9)	2,590
Corporate bonds	12,200	360	(157)	12,403
Total	$110,448	$2,170	$(656)	$111,962

	December 31, 2020
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
State and municipal obligations	$16,684	$1,136	$—	$17,820
Mortgage-backed securities - agency	31,056	463	(32)	31,487
Collateralized mortgage obligations - agency	49,441	1,194	(75)	50,560
Asset-backed securities	6,268	5	(38)	6,235
Corporate bonds	4,500	127	(22)	4,605
Total	$107,949	$2,925	$(167)	$110,707

Information pertaining to securities with gross unrealized losses is detailed in the table below as of the dates indicated (in thousands):

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,439	$40	$—	$—	$9,439	$40
State and municipal obligations	8,083	293	—	—	8,083	293
Mortgage-backed securities - agency	18,346	89	—	—	18,346	89
Collateralized mortgage obligations - agency	11,687	68	—	—	11,687	68
Asset-backed securities	—	—	2,590	9	2,590	9
Corporate bonds	4,793	157	—	—	4,793	157
	$52,348	$647	$2,590	$9	$54,938	$656

	December 31, 2020
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities - agency	$6,223	$32	$—	$—	$6,223	$32
Collateralized mortgage obligations - agency	20,673	75	—	—	20,673	75
Asset-backed securities	—	—	2,808	38	2,808	38
Corporate bonds	1,478	22	—	—	1,478	22
	$28,374	$129	$2,808	$38	$31,182	$167

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below as of the dates indicated:

	December 31, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	3	—	3
State and municipal obligations	8	—	8
Mortgage-backed securities - agency	7	—	7
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	10	—	10
	33	2	35

	December 31, 2020
	Less Than 12 Months	More Than 12 Months	Total
Mortgage-backed securities - agency	1	—	1
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	4	—	4
	10	2	12

Management of the Company believes all unrealized losses as of December 31, 2021 and December 31, 2020 represent temporary impairment. The unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table above before recovery of their amortized cost.

The Company received proceeds from sales of securities classified as AFS and corresponding gross realized gains and losses as follows for the periods indicated (in thousands):

	Years ended December 31,
	2021	2020
Gross proceeds	$28,017	$18,787
Gross realized gains	—	392
Gross realized losses	819	—

The amortized cost and estimated fair value of AFS debt securities at December 31, 2021, by contractual maturity, is presented in the following table (in thousands).

	December 31, 2021
	Amortized Cost	Fair Value
Over 5 years through 10 years	$26,569	$26,830
Over 10 years	21,121	21,689
Total securites other than asset-backed and mortgage-backed securities	47,690	48,519

Mortgage-backed securities	33,191	33,418
Collaterized mortgage obigations	26,968	27,435
Asset-backed securities	2,599	2,590
Total	$110,448	$111,962

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There was $0.5 million of AFS securities pledged against deposits and borrowings at December 31, 2021 and no AFS securities pledged against deposits and borrowings at December 31, 2020.

Other investments that are recorded at cost which approximates fair value are comprised of the following (in thousands) :

	December 31,
	2021	2020
Federal Home Loan Bank stock	$733	$1,501
Investment in Trust Preferred Securities	247	247
Certificates of deposit	1,504	4,004
Other investments	500	500
Total other investments, at cost	$2,984	$6,252

Certificates of deposit totaling $1.3 million and $0.8 million were pledged against customer deposits at December 31, 2021, and December 31, 2020, respectively. FHLB stock is used to collateralize advances with the FHLB.

NOTE 4. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	December 31,
	2021	2020
Real estate loans:
One-to four-family residential	$132,836	$114,119
Commercial real estate	423,552	369,706
Home equity loans and lines of credit	21,568	17,174
Residential construction	38,881	30,989
Other construction and land	75,682	68,611
Total real estate loans	692,519	600,599
Commercial and industrial	234,355	243,617
Consumer	7,129	35,362
Total commercial and consumer	241,484	278,979
Loans receivable, gross	934,003	879,578
Net deferred loan fees	(528)	(956)
Unaccreted discount	—	(274)
Unamortized premium	—	197
Loans receivable, net of deferred fees	$933,475	$878,545

In 2021, 95 loans were processed under the PPP for a total of $12.0 million in loans funded and $0.6 million of lender fees collected. As of December 31, 2021, 83 of these loans totaling $10.8 million had been forgiven and lender fee income totaling $0.5 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income.

In 2020, 272 loans were processed under the PPP for a total of $39.0 million in loans funded and $1.6 million of lender fees collected. As of December 31, 2020, 80 loans totaling $15.9 million had been forgiven and lender fee income totaling $1.0 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income. As of December 31, 2021, 271 of the loans originated under the PPP in 2020 totaling $38.9 million had been forgiven and lender fees income totaling $1.6 million had been recognized and is included in Interest and fees on loans in the Consolidated Statements of Income.

Commercial and industrial loans in the table above include PPP loans with a recorded investment of $1.3 million and $22.5 million as of December 31, 2021 and 2020, respectively.

Purchased student loans were $0.7 million and $28.2 million as of December 31, 2021 and 2020, respectively, and are included in Consumer loans in the table above. The carrying value and accrued interest of these loans is 98% guaranteed by the issuing guarantee agency. During 2021, $24.6 million of the purchased student loan portfolio was sold, at which time the Bank recognized a net gain of $1.2 million.

The Bank had $46.6 million and $41.1 million of loans pledged as collateral to secure funding with the FHLB at December 31, 2021 and December 31, 2020, respectively.

NOTE 5. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment is presented in the following tables for the periods indicated (in thousands):

	Year ended December 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	69	181	15	41	(36)	946	54	1,270
Charge-offs	(29)	(52)	—	—	—	(840)	(2)	(923)
Recoveries	26	—	—	—	17	761	—	804
Ending balance	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723

	Year ended December 31, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,098	$3,122	$188	$84	$584	$5,024	$187	$10,287
Provision	193	1,437	43	305	258	886	(49)	3,073
Charge-offs	—	—	—	—	—	(1,748)	(26)	(1,774)
Recoveries	6	—	—	—	1	956	23	986
Ending balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	Year ended December 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$20	$—	$—	$—	$—	$—	$—	$20
Collectively evaluated for impairment	1,343	4,688	246	430	824	5,985	187	13,703
	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723

Loans receivable
Individually evaluated for impairment	$735	$2,080	$—	$—	$—	$28	$—	$2,843
Collectively evaluated for impairment	131,870	420,797	21,601	38,750	75,349	235,028	7,237	930,632
	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

	Year ended December 31, 2020
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1	$—	$1
Collectively evaluated for impairment	1,297	4,559	231	389	843	5,117	135	12,571
	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572

Loans receivable
Individually evaluated for impairment	$281	$987	$—	$—	$126	$320	$66	$1,780
Collectively evaluated for impairment	113,658	368,149	17,213	30,838	68,160	243,401	35,346	876,765
	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

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

Commercial

We centrally underwrite each of our commercial loans, which includes agricultural loans and specialty floor plan lending, based primarily upon the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. We strive to gain a complete understanding of our borrower’s businesses, including the experience and background of the principals of such businesses. To the extent that the loan is secured by collateral, which is a predominant feature of the majority of our commercial loans, or other assets including accounts receivable and inventory, we gain an understanding of the likely value of the collateral and what level of strength it brings to the loan transaction. To the extent that the principals or other parties are obligated under the note or guaranty agreements, we analyze the relative financial strength and liquidity of each guarantor. Common risks to each class of commercial loans include risks that are not specific to individual transactions such as general economic conditions within our markets, as well as risks that are specific to each transaction including volatility or seasonality of cash flows, changing demand for products and services, personal events such as death, disability or change in marital status, and reductions in the value of our collateral. Common risks to specialty floor plan lending includes adverse conditions in the automobile market and risks associated with declining values. The performance of agricultural loans is highly dependent on favorable weather, reasonable costs for seed and fertilizer, and the ability to successfully market the product at a profitable margin. The demand for these products is also dependent on macroeconomic conditions that are beyond the control of the borrower.

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

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	December 31, 2021
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$306	$191	$497
2	—	245	—	—	—	247	—	492
3	8,719	39,770	3,477	—	3,959	11,071	53	67,049
4	103,893	313,071	16,013	35,707	57,750	102,246	5,461	634,141
5	17,482	60,576	1,715	3,043	13,640	119,455	1,434	217,345
6	1,433	6,729	318	—	—	1,123	44	9,647
7	1,078	2,486	78	—	—	608	54	4,304
Total	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

	December 31, 2020
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$432	$168	$600
2	—	269	—	—	—	984	21	1,274
3	10,946	50,287	834	190	17,202	21,624	304	101,387
4	92,055	281,473	14,363	25,359	38,869	124,579	33,671	610,369
5	8,898	29,716	1,856	5,289	12,074	94,496	1,108	153,437
6	1,231	5,453	9	—	—	1,030	54	7,777
7	809	1,938	151	—	141	576	86	3,701
Total	$113,939	$369,136	$17,213	$30,838	$68,286	$243,721	$35,412	$878,545

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$50	$50	$132,555	$132,605
Commercial real estate	—	—	—	—	422,877	422,877
Home equity and lines of credit	—	—	—	—	21,601	21,601
Residential construction	—	—	—	—	38,750	38,750
Other construction and land	—	—	—	—	75,349	75,349
Commercial	54	—	—	54	235,002	235,056
Consumer	—	—	590	590	6,647	7,237
Total	$54	$—	$640	$694	$932,781	$933,475
96

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$15	$15	$113,924	$113,939
Commercial real estate	—	—	—	—	369,136	369,136
Home equity and lines of credit	—	—	—	—	17,213	17,213
Residential construction	—	—	—	—	30,838	30,838
Other construction and land	—	—	—	—	68,286	68,286
Commercial	6	—	2	8	243,713	243,721
Consumer	1,840	727	2,549	5,116	30,296	35,412
Total	$1,846	$727	$2,566	$5,139	$873,406	$878,545

Impaired Loans

The recorded investment in loans considered to be impaired by portfolio segment and related information on those impaired loans is presented in the following table as of the dates indicated (in thousands).

	December 31, 2021			December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a valuation allowance
One-to-four family residential	$387	$387	$—	$281	$352	$—
Commercial real estate	2,080	2,132	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	28	28	—	308	434	—
Consumer	—	—	—	66	68	—
	2,495	2,547	—	1,768	2,000	—

Loans with a valuation allowance
One-to-four family residential	348	348	20	—	—	—
Commercial	—	—	—	12	12	1
	348	348	20	12	12	1

Total
One-to-four family residential	735	735	20	281	352	—
Commercial real estate	2,080	2,132	—	987	994	—
Other construction and land	—	—	—	126	152	—
Commercial	28	28	—	320	446	1
Consumer	—	—	—	66	68	—
	$2,843	$2,895	$20	$1,780	$2,012	$1

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Years ended December 31,
	2021		2020
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$393	$16	$358	$15
Commercial real estate	2,222	100	1,041	37
Other construction and land	—	—	156	6
Commercial	33	1	384	7
Consumer	—	—	80	3
	2,648	117	2,019	68

Loans with a valuation allowance
One-to-four family residential	354	13	—	—
Commercial	—	—	26	—
	354	13	26	—

Total
One-to-four family residential	747	29	358	15
Commercial real estate	2,222	100	1,041	37
Other construction and land	—	—	156	6
Commercial	33	1	410	7
Consumer	—	—	80	3
	$3,002	$130	$2,045	$68

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presents in the table below as of the dates indicated (in thousands):

	December 31,
	2021	2020
One-to-four family residential	$107	$39
Commercial real estate	767	31
Other construction and land	—	126
Commercial	473	324
Consumer	2	13
Nonperforming loans	$1,349	$533

Certain loans classified as TDRs and impaired loans may be on nonaccrual status even though they are not contractually delinquent.

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	December 31, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$577	$—	$577
Commercial real estate	961	—	961
Commercial	205	110	315
Consumer	37	2	39
	$1,780	$112	$1,892

	December 31, 2020
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$241	$40	$281
Commercial real estate	956	—	956
Other construction and land	—	126	126
Commercial	—	132	132
Consumer	57	10	67
	$1,254	$308	$1,562

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Year ended December 31, 2021
	Extended payment terms	4	$398	$398

Year ended December 31, 2020
	Extended payment terms	3	$173	$61

There were no TDRs that defaulted during the years ending December 31, 2021 or 2020 and which were modified as TDRs within the previous 12 months.

During 2020, the Bank granted short-term deferrals related to the COVID-19 crisis for 249 loans that, at the time of deferral, totaled $93.0 million. Pursuant to the CARES Act or interagency guidance, these deferrals were not considered new TDRs. These short-term deferrals generally represented payment deferrals for up to 90 days. The loans continued to accrue interest and were not reported as past due during the deferral period.  As of December 31, 2020, all loans that had been granted short-term deferrals related to the COVID-19 crisis had resumed contractual payments or had been paid off. During 2021, the Bank did not grant any deferrals related to the COVID-19 crisis.

NOTE 6. CONCENTRATIONS OF CREDIT RISK

A substantial portion of the Company’s loan portfolio is represented by loans in Upstate South Carolina. The capacity and willingness of the Company’s debtors to honor their contractual obligations is dependent upon general economic conditions and the health of the real estate market within its general lending area. The majority of the Company’s loans, commitments, and lines of credit have been granted to customers in its primary market area and substantially all of these instruments are collateralized by real estate or other assets.

The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of its legal lending limit, which was $20.6 million at December 31, 2021 and $17.8 million at December 31, 2020.

The Company’s loans were concentrated in the following categories:

	December 31,
	2021	2020
Real estate loans:
One-to-four family residential	14.22%	12.97%
Commercial	45.35%	42.03%
Home equity loans and lines of credit	2.31%	1.95%
Residential construction	4.16%	3.52%
Other construction and land	8.10%	7.80%
Commercial	25.09%	27.70%
Consumer	0.77%	4.02%
Total loans, gross	100.00%	100.00%

NOTE 7. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2021	2020
Land and improvements	$6,769	$5,598
Buildings	13,072	10,372
Furniture, fixtures, and equipment	4,012	3,745
Construction in process	—	2,527
Total fixed assets	23,853	22,242
Less accumulated depreciation	(6,070)	(5,562)
Premises and equipment, net	$17,783	$16,680

Construction in process at December 31, 2020 primarily included costs associated with the relocation of the Bank’s branch in Charleston, South Carolina. Depreciation and leasehold amortization expense was $0.9 million for each year ended December 31, 2021 and 2020.

NOTE 8. REO

REO and changes in the valuation allowance for REO are presented in the tables below as of and for the periods indicated (in thousands):

	As of December 31,
	2021	2020
Real estate owned, gross	$1,416	$2,559
Less: Valuation allowance	574	627
Real estate owned, net	$842	$1,932

	As of and for the Years Ended December 31,
	2021	2020
Valuation allowance, beginning	$627	$653
Provision charged to expense	113	276
Reduction due to disposal	(166)	(302)
Valuation allowance, ending	$574	$627

As of December 31, 2021, the Company had one loan secured by residential real estate properties for which formal foreclosure proceedings were in process and had no residential real estate properties included in real estate owned.

NOTE 9. BOLI

The composition of BOLI is summarized as follows as of the dates indicated (in thousands):

	December 31,
	2021	2020
Separate account	$754	$747
General account	11,043	10,899
Hybrid	2,981	3,215
Total	$14,778	$14,861

The assets of the separate account are invested in one insurance carrier rated AA-. The assets in the general account are invested in three insurance carriers with ratings ranging from AA- to AA+. The assets of the hybrid account are invested in two different insurance carriers with ratings ranging from A+ to AA+.

NOTE 10. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the Years Ended December 31,
	2021		2020
	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$280,665	$—	$203,502	$—
Interest-bearing demand	52,479	167	63,614	75
Money Market	500,862	1,888	384,838	1,915
Savings	16,106	13	10,584	8
Time Deposits	208,929	1,192	283,942	5,416
	$1,059,041	$3,260	$946,480	$7,414

Contractual maturities of time deposit accounts are summarized as follows as of the date indicated (in thousands):

December 31, 2021
2022	$158,868
2023	32,630
2024	4,326
2025	5,254
2026	7,814
Thereafter	37
$208,929

The Company had time deposit accounts in amounts of $250 thousand or more totaling $45.1 million and $71.4 million at December 31, 2021 and 2020, respectively.

NOTE 11. BORROWINGS

The Company has total credit availability with the FHLB of up to 30% of assets, subject to the availability of qualified collateral. As collateral for these borrowings, the Company pledges its FHLB stock and its qualifying one-to-four family permanent and commercial real estate loans (as defined) under a blanket collateral agreement with the FHLB. At December 31, 2021, the Company had unused borrowing capacity with the FHLB of $30.7 million based on collateral pledged at that date. The Company has total additional credit availability with FHLB of $355.7 million as of December 31, 2021, if additional collateral was available and pledged.

FHLB advances are summarized in the following table as of the date indicated (in thousands):

December 31, 2021
Balance	Type	Rate	Maturity
$5,000	Fixed Rate	0.40%	9/29/2023
$5,000		0.40%

December 31, 2020
Balance	Type	Rate	Maturity
$5,000	Fixed Rate	0.88%	3/6/2023
5,000	Fixed Rate	0.40%	9/29/2023
2,000	Fixed Rate	1.77%	1/24/2025
2,000	Fixed Rate	0.79%	1/24/2030
2,000	Fixed Rate	1.22%	1/24/2030
$16,000		0.87%

The scheduled annual maturities of FHLB advances and respective weighted average rates are as follows as of the date indicated (in thousands):

December 31, 2021
Year	Balance	Weighted Average Rate
2023	$5,000	0.40%
	$5,000	0.40%

December 31, 2020
Year	Balance	Weighted Average Rate
2023	$10,000	0.40%
2025	2,000	0.22%
2030	4,000	0.25%
	$16,000	0.87%

NOTE 12. SUBORDINATED DEBENTURES

In 2006, the Company issued $8.2 million of junior subordinated notes to its wholly owned subsidiary, GrandSouth Capital Trust I (“Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These notes qualify as Tier 1 capital for the Company. The notes which mature on May 10, 2036 accrue interest at 1.85% above the 3-month LIBOR and adjust quarterly. The interest rate was 2.07% and 2.09% at December 31, 2021 and December 31, 2020, respectively.

The notes are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures. The Company also may, at its option, defer the payment of interest on the notes for a period up to 20 consecutive quarters, provided that interest will also accrue on the deferred payments of interest. In the event that such interest payments are deferred by the Company, the Trust may defer distributions on the capital and common securities. In such an event, the Company would be restricted in its ability to pay dividends on its common stock and perform under obligations that are not senior to the notes. As of December 31, 2021, the Company was current on all interest payments due.

On November 20, 2018, the Company issued $10.0 million of fixed-to-floating subordinated debentures (the “2018 Subordinated Debentures”) to certain institutional buyers and accredited investors to enhance the capital structure of the Bank. The debentures, which qualify for Tier 2 capital for the Company, mature on November 30, 2028 and bear a fixed interest rate of 6.50% until November 30, 2023, at which time the interest rate will become variable, adjustable quarterly to a benchmark rate (which is expected to be the 3-month Secured Overnight Financing Rate (“SOFR”)) plus 343 basis points. The Company may, at its option, at any time on an interest payment date on or after November 30, 2023, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption.

On November 13, 2020, the Company issued $18.0 million of fixed-to-floating subordinated debentures (the “2020 Subordinated Debentures”) to certain institutional buyers and accredited investors to further enhance the capital structure of the Bank. The debentures, which qualify for Tier 2 capital for the Company, mature on November 13, 2030 and bear a fixed interest rate of 4.375% until November 15, 2025, at which time the interest rate will become variable, adjustable quarterly, equal to the 3-month SOFR plus 416 basis points. The Company may, at its option, at any time on an interest payment date on or after November 15, 2025, redeem the notes, in whole or in part, at par plus accrued interest to the date of redemption.

The Company incurred $0.6 million of debt issuance costs related to the issuance of the 2018 Subordinated Debentures and the 2020 Subordinated Debentures. As of December 31, 2021, and December 31, 2020, the unamortized portion of the debt issuance costs was $0.4 million and $0.5 million, respectively, and is reported as a direct reduction of the subordinated debt on the balance sheet.

NOTE 13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At December 31, 2021, commitments to extend credit and standby letters of credit totaled $327.6 million. We do not anticipate any material losses as a result of these transactions.

During 2021, the Company entered into an agreement to fund capital contributions of up to $1 million with a financial technology company. As of December 31, 2021, none of the commitment has been funded. The Company will account for its ownership interest in the financial technology in accordance with Subtopic 946-323 as an equity method investment. The Company has unfunded commitments of $1 million related to this agreement as of December 31, 2021.

In the normal course of business, the Company is periodically involved in litigation and other matters. In the opinion of the Company’s management, none of the litigation and other matters are expected to have a material adverse effect on the accompanying consolidated financial statements.

NOTE 14. EMPLOYEE BENEFIT PLANS

The Company maintains an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees who have attained the age of 21. Employees may contribute a percentage of their annual gross salary as limited by the federal tax laws. The Company matches employee contributions based on the plan guidelines. The Company contribution totaled $0.5 million for both years ended December 31, 2021 and 2020.

The Company has a compensated expense policy that allows employees to accrue paid time off for vacation, sick or other unexcused absences up to a specified number of days each year. Employees may carry-over a limited amount of unused sick time at the end of each year to an accrued sick time account which is forfeited if unused at termination.

NOTE 15. POST-EMPLOYMENT BENEFITS

The Company has established several nonqualified deferred compensation and post-employment programs providing benefits to certain directors and key management employees. One new participant was admitted to one of the plans effective 2021.

A summary of the key terms and accounting for each plan are as follows:

•	Supplemental Executive Retirement Plan (“SERP”) – provides a post-retirement income stream to one former and one current executive. The estimated present value of the future benefits to be paid during a post-retirement period of 180 months is accrued over the period from the effective date of the agreement to the expected date of retirement. The SERP is an unfunded plan and is considered a general contractual obligation of the Company. The Company recorded expense related to the SERP utilizing a range of discount rates from 2.8% of 6.0% for the year ended December 31, 2021 and a discount rate of 6.0% for the year ended December 31, 2020.

•	Life Insurance Plan – provides an endorsement split dollar benefit to several current and former executives and employees, under which the Company has agreed to maintain an insurance policy during the executive’s and employee’s retirement and to provide the executive and employee with a death benefit. The estimated cost of insurance for the portion of the policy expected to be paid as a split dollar death benefit in each post-retirement year is measured for the period between expected retirement age and the earlier of (a) expected mortality and (b) age 95. The resulting amount is then allocated on a present value basis to the period ending on the participant’s full eligibility date. A discount rate of 6.0% and life expectancy based on the 2001 Valuation Basic Table has been assumed.

The liabilities for each plan are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2021	2020
SERP	$1,566	$1,237
Life Insurance	581	644
	$2,147	$1,881

The expense related to the plans noted above totaled $441,000 and $25,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 16. SHARE-BASED COMPENSATION

The Company provides stock-based awards through its 2019 Stock Option Plan which provides for awards of stock options to directors, officers, and employees. The cost of equity-based awards under the 2019 Stock Option Plan generally is based on the fair value of the awards on their grant date. The plan may utilize awards for a maximum of 1,000,000 shares. Shares of common stock awarded under the 2019 Stock Option Plan may be issued from authorized but unissued shares or shares purchased on the open market.

The 2009 Stock Option Plan has 121,844 options outstanding as of December 31, 2021 which are included in the tables below. Under the terms of the 2009 Stock Option Plan, no further stock option awards may be granted; however, the plan will remain in effect until all awards have been exercised or forfeited and we determine to terminate the Plan.

Share-based compensation expense related to stock options recognized was $0.6 million for the year ended December 31, 2021, and $0.7 million for the year ended December 31, 2020.

Stock option activity and related information is presented below as of and for the periods indicated:

	Stock Options
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000s)
December 31, 2019	685,518	$14.15
Granted	52,000	14.62
Exercised	(70,018)	4.42
Forfeited	(17,000)	13.70
December 31, 2020	650,500	15.27
Granted	107,500	24.21
Exercised	(107,156)	12.88
Forfeited	(16,000)	15.60
December 31, 2021	634,844	17.18	7.35	$6,234

Exercisable at December 31, 2021	267,010	$15.28	6.30	$3,130

Stock options outstanding are summarized as follows as of December 31, 2021:

Options Outstanding				Options Exercisable
Shares	Range	Wtd Ave Price	Wtd Ave Remaining Life	Shares	Wtd Ave Price	Wtd Ave Remaining Life
188,844	$12.55-16.54	$14.26	5.91	134,910	$14.01	5.14
328,500	$16.55	16.55	7.48	128,100	16.55	7.48
117,500	$16.56-25.00	23.63	9.30	4,000	17.40	7.80
634,844		$17.18	7.35	267,010	$15.28	6.30

The weighted average fair value of options granted in 2021 and 2020 was $5.77 and $3.34, respectively. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The expected life is based on historical exercises and forfeitures experience of the grantees. The volatility is based on historical price volatility. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.

The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted:

	Year Ended December 31,
	2021	2020
Fair value per option	$5.77	$3.34
Expected life (years)	6.5	6.5
Expected stock price volatility	29.92%	31.09%
Expected dividend yield	2.00%	2.00%
Risk-free interest rate	0.97%	0.71%
Expected forfeiture rate	0.00%	0.00%

At December 31, 2021, the Company had $1.4 million of unrecognized compensation expense related to stock options. The remaining period over which compensation cost related to unvested stock options is expected to be recognized is 1.8 years at December 31, 2021. All unexercised options expire ten years after the grant date.

NOTE 17. INCOME TAXES

The components of income tax expense are summarized as follows for the years indicated (in thousands):

	For the Years Ended December 31,
	2021	2020
Current income taxes:
Federal	$4,619	$2,962
State	802	424
Total current tax expense	5,421	3,386
Deferred income tax benefit
Federal	(209)	(854)
State	(110)	(72)
Total deferred tax benefit	(319)	(926)
Change in valuation allowance	72	42
Total income tax expense	$5,174	$2,502

The differences between actual income tax expense and the amount computed by applying the statutory federal income tax rate of 21% to income before income taxes are as follows for the years indicated (in thousands):

	For the Years Ended December 31,
	2021	2020
Computed income tax expense	$4,471	$2,341
Change in valuation allowance	72	42
State income tax, net of federal benefit	619	271
Nontaxable municipal security income	(67)	(48)
Nontaxable BOLI income	(99)	(100)
Effect of equity compensation	130	81
Change in enacted state income tax rate	(7)	19
Other	55	(104)
Actual income tax expense	$5,174	$2,502

Effective tax rate	24.3%	22.4%

The components of net deferred taxes as of the periods indicated are summarized as follows as of the dates indicated (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$2,994	$2,730
Deferred compensation and post-employment benefits	342	269
Equity compensation	75	116
Valuation reserve for other real estate	273	336
South Carolina NOL carryover	378	305
Unrealized losses on securities	—	36
Deferred loan costs	115	208
Other	—	2
Gross deferred tax assets	4,177	4,002
Less: valuation allowance	(377)	(305)
Total deferred tax assets	3,800	3,697

Deferred tax liabilities:
Non-accrual interest	1	1
Prepaid expenses	127	101
Unrealized gains on securities	328	635
Fixed Assets	365	453
Investment in partnerships	6	6
Other reserves	5	—
Total deferred tax liabilities	832	1,196

Net deferred tax asset	$2,968	$2,501

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. The deferred tax asset valuation allowance for both 2021 and 2020 relate to the holding company’s state net operating loss carryforward for which realizability is uncertain. Management has concluded that the realization of the remaining deferred assets is more likely than not and accordingly no other valuation allowance was established.

The Company has state net operating losses for income tax purposes of approximately $9.6 million and $7.8 million as of December 31, 2021 and 2020, respectively. The state net operating losses as of December 31, 2021 include $9.6 million which $5.1 million will expire in 2021 through 2037 and $4.5 million which are indefinitely lived.

The Company has analyzed the tax positions taken, or expected to be taken in its tax returns, and concluded it has no liability related to uncertain tax positions in accordance with current accounting guidance.

The Company and its subsidiary are subject to U.S federal income tax as well as income tax of various states. With few exceptions, the Company is no longer subject to examination by taxing authorities for years before 2018.

NOTE 18. EARNINGS PER SHARE

The Company uses the two-class method in its computation of earnings per share of common stock. Pursuant to the terms of the Amended Articles of Incorporation Annex A, the preferred shareholders are entitled to receive dividends in a per share amount equal to 105% of that declared on the shares of common stock. Under the two-class method, the Company’s net income applicable to common shareholders is allocated between the common and the participating preferred shares on a fully-distributed basis. Basic income per share common share is determined by dividing net income applicable to the common shareholders by the weighted average number of common shares outstanding during the period.

Diluted income per share of common stock is calculated by dividing net income applicable to the common shareholders by the weighted average number of common shares during the period increased by dilutive stock options.

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Years ended
	December 31,
	2021	2020
Numerator:
Net income	$16,114	$8,645
Preferred stock dividends	(120)	(97)
Net income applicable to common equity	15,994	8,548
Undistributed earnings allocated to participating securities	(767)	(377)
Net income applicable to common shareholders	$15,227	$8,171

Denominator:
Basic - Total weighted-average basic shares outstandings	5,157,858	5,215,182
Stock options	129,555	58,168
Diluted - Total weighted-average diluted shares outstanding	5,287,413	5,273,350

Basic income per share	$2.95	$1.57
Diluted income per share	$2.88	$1.55

At December 31, 2021, the Company excluded 108,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $24.21 from the computation of diluted earnings per share because of their antidilutive effect.

At December 31, 2020, the Company excluded 559,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $15.80 from the computation of diluted earnings per share because of their antidilutive effect.

NOTE 19. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income and changes in those components are presented in the tables below as of and for the years indicated (in thousands).

	Year ended December 31, 2021
	AFS Securities	Total
Balance, beginning of period	$2,159	$2,159
Change in net unrealized holding gains on AFS securities	(2,063)	(2,063)
Reclassification adjustment for net AFS securities losses realized in net income	819	819
Income tax effect	271	271
Balance, end of period	$1,186	$1,186
108

	Year ended December 31, 2020
	AFS Securities	Total
Balance, beginning of period	$184	$184
Change in net unrealized holding gains on AFS securities	2,911	2,911
Reclassification adjustment for net AFS securities gains realized in net income	(392)	(392)
Income tax effect	(544)	(544)
Balance, end of period	$2,159	$2,159

The line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income are presented below as of the dates indicated (in thousands):

	Years ended December 31,
	2021	2020	Income Statement Line Item Affected
Available-for-sale securities Gains (losses) recognized	$(819)	$392	Gain (loss) on sale of investment securities available for sale, net
Income tax effect	199	(88)	Income tax benefit (expense)
Total reclassified out of AOCI, net of tax	$(620)	$304	Net income

NOTE 20. REPORTABLE SEGMENTS

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

The Core Bank segment consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services. The CarBucks segment consists of specialty floor plan inventory financing for small automobile dealers. The “Other” column includes the investment securities portfolio, parent company activities, bank-owned life insurance, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

The results for these segments are based on GrandSouth’s management reporting process, which assigns balance sheet and income statement items to each segment. Unlike financial reporting, there is no authoritative guidance for management reporting equivalent to generally accepted accounting principles. The Company uses an internal funding methodology to assign funding costs to assets and earning credits to liabilities with an offset in “Other.” The management reporting process measures the performance of the defined segments based on GrandSouth’s management structure and is not necessarily comparable with similar information for other financial services companies or representative of results that would be achieved if the segments operated as stand-alone entities. If the management structure and/or allocation process change, then allocations, transfers and assignments may change. Segment information is shown in the tables below as of the and for the years indicated (in thousands).

	As of and for the year ended December 31, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$34,625	$18,694	$1,689	$55,008
Interest expense	1,919	1,472	1,727	5,118
Net interest income	32,706	17,222	(38)	49,890
Provision for loan losses	865	405	—	1,270
Noninterest income	4,106	178	(475)	3,809
Noninterest expense	21,154	9,931	56	31,141
Net income before taxes	14,793	7,064	(569)	21,288
Income tax expense	3,200	1,717	257	5,174
Net income	$11,593	$5,347	$(826)	$16,114

Total assets	$979,907	$97,075	$126,740	$1,203,722

	As of and for the year ended December 31, 2020
	Core Bank	CarBucks	Other	Total
Interest income	$32,346	$16,555	$1,430	$50,331
Interest expense	5,920	1,662	1,035	8,617
Net interest income	26,426	14,893	395	41,714
Provision for loan losses	2,087	986	—	3,073
Noninterest income	1,578	167	807	2,552
Noninterest expense	20,376	9,613	57	30,046
Net income before taxes	5,541	4,461	1,145	11,147
Income tax expense	1,243	1,001	258	2,502
Net income	$4,298	$3,460	$887	$8,645

Total assets	$881,150	$82,567	$126,062	$1,089,779

Core Bank – The Bank’s primary business is to provide traditional deposit and lending products and services to commercial and retail banking clients.

CarBucks – The banking division that provides specialty floor plan lending to small automobile dealers in over 20 states.

NOTE 21. REGULATORY MATTERS

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules to revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Basel III rules became effective on January 1, 2015 and were fully phased in as of January 1, 2019.

The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies other than “small bank holding companies,” generally holding companies with consolidated assets of less than $3 billion (such as the Company). In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of our minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of common equity Tier 1 equal to 2.5% of risk-weighted assets.

The Bank is also subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based guidelines and framework under prompt corrective action provisions include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at the dates indicated (in thousands):

	Actual		For Capital Adequacy Purposes (1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Capital	$123,344	10.21%	$48,317	>4.00%	$60,396	>5.00%
Common Equity Tier 1 Capital	$123,344	12.24%	$70,517	>7.00%	$65,480	>6.50%
Tier 1 Risk-based Capital	$123,344	12.24%	$85,628	>8.50%	$80,591	>8.00%
Total Risk-based Capital	$135,951	13.50%	$105,776	>10.50%	$100,739	>10.00%

As of December 31, 2020:
Tier 1 Leverage Capital	$105,820	10.05%	$36,100	>4.00%	$45,125	>5.00%
Common Equity Tier 1 Capital	$105,820	11.73%	$63,174	>7.00%	$58,662	>6.50%
Tier 1 Risk-based Capital	$105,820	11.73%	$76,712	>8.50%	$72,199	>8.00%
Total Risk-based Capital	$117,117	12.98%	$94,761	>10.50%	$90,249	>10.00%

(1)	Includes capital conservation buffer of 2.50%.

Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the Federal Reserve (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes. The Company is not subject to the prompt corrective action provisions applicable to the Bank. The tables below summarize the capital amounts and ratios of the Company and the minimum regulatory requirements in accordance with Basel III at the dates indicated (in thousands):

	Actual		For Capital Adequacy Purposes (1)
As of December 31, 2021:	Amount	Ratio	Amount	Ratio
Tier I Leverage Capital	$103,730	8.59%	$48,327	>4.00%
Common Equity Tier 1 Capital	$95,482	9.47%	$70,574	>7.00%
Tier I Risk-based Capital	$103,730	10.29%	$85,696	>8.50%
Total Risk Based Capital	$143,963	14.28%	$105,860	>10.50%

As of December 31, 2020:
Tier I Leverage Capital	$91,876	8.72%	$42,189	>4.00%
Common Equity Tier 1 Capital	$83,629	9.26%	$63,248	>7.00%
Tier I Risk-based Capital	$91,876	10.17%	$76,801	>8.50%
Total Risk Based Capital	$130,683	14.46%	$94,871	>10.50%

(1)	Includes capital conservation buffer of 2.50%.

NOTE 22. FAIR VALUE DISCLOSURES

Overview

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs classified within Level 3 of the hierarchy).

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company evaluates fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's valuation process.

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$9,439	$—	$9,439
State and municipal obligations	—	26,677	—	26,677
Mortgage-backed securities - agency	—	33,418	—	33,418
Collateralized mortgage obligations - agency	—	27,435	—	27,435
Asset-backed securities	—	2,590	—	2,590
Corporate bonds	—	—	12,403	12,403
Total recurring assets at fair value	$—	$99,559	$12,403	$111,962

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
State and municipal obligations	$—	$17,820	$—	$17,820
Mortgage-backed securities - agency	—	31,487	—	31,487
Collateralized mortgage obligations - agency	—	50,560	—	50,560
Asset-backed securities	—	6,235	—	6,235
Corporate bonds	—	—	4,605	4,605
Total recurring assets at fair value	$—	$106,102	$4,605	$110,707

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2021, or December 31, 2020.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Years ended December 31,
	2021	2020
Balance at beginning of period	$4,605	$500
Corporate bond additions	7,700	4,000
Corporate bond fair value adjustments	98	105
Balance at end of period	$12,403	$4,605

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

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$106	$106
Commercial real estate	—	—	630	630
Commercial	—	—	28	28
Real estate owned:
Other construction and land	—	—	842	842
Total	$—	$—	$1,606	$1,606

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$40	$40
Commercial real estate	—	—	31	31
Other construction and land	—	—	126	126
Commercial	—	—	320	320
Consumer	—	—	10	10
Real estate owned:
Commercial real estate	—	—	513	513
Other construction and land	—	—	1,419	1,419
Total	$—	$—	$2,459	$2,459

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2021, or December 31, 2020.

Impaired loans totaling $2.1 million at December 31, 2021 and $1.3 million at December 31, 2020 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at December 31, 2021 and 2020.

			2021	2020
	Valuation Technique	Unobservable Input	General Range	General Range

Impaired loans	Discounted Appraisals	Collateral discounts	0% - 15%	0% - 30%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	10% - 43%	0% - 40%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% - 4%	0% - 5.5%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company's financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

		Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$124,101	$124,101	$124,101	$—	$—
Securities available for sale	111,962	111,962	—	99,559	12,403
Loans receivable, net	933,475	923,958	—	—	923,958
Other investments, at cost	2,984	2,984	—	2,984	—
Accrued interest receivable	4,808	4,808	—	4,808	—
BOLI	14,778	14,778	—	14,778	—

Liabilities:
Demand deposits, money market and savings	$850,112	$850,112	$—	$850,112	$—
Time deposits	208,929	209,005	—	209,005	—
Federal Home Loan Bank advances	5,000	5,054	—	5,054	—
Junior subordinated debentures	35,864	36,113	—	36,113	—
Accrued interest payable	383	383	—	383	—

		Fair Value Measurements at December 31, 2020
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$63,025	$63,025	$63,025	$—	$—
Securities available for sale	110,707	110,707	—	106,102	4,605
Loans receivable, net	878,545	869,602	—	—	869,602
Other investments, at cost	6,252	6,252	—	6,252	—
Accrued interest receivable	5,704	5,704	—	5,704	—
BOLI	14,861	14,861	—	14,861	—

Liabilities:
Demand deposits, money market and savings	$662,538	$662,538	$—	$662,538	$—
Time deposits	283,942	284,655	—	284,655
Federal Home Loan Bank advances	16,000	16,274	—	16,274	—
Junior subordinated debentures	35,744	34,234	—	34,234	—
Accrued interest payable	336	336	—	336	—

NOTE 23. LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”. We lease certain office facilities and office equipment under operating leases. The lease agreements have maturity dates ranging from March 2023 to September 2026, one of which includes options for three remaining five-year extensions and another of which includes options for one remaining five-year extension. The weighted average remaining life of the lease term for these leases was 9.99 years as of December 31, 2021.

We lease certain office equipment under finance leases. The lease agreements have maturity dates ranging from May 2024 to August 2024. The weighted average remaining life of the lease term for these leases was 2.53 years as of December 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate which corresponded with the remaining lease term at initial recognition. For those leases that originated after January 1, 2019, the discount rate used was the FHLB fixed advance rate which corresponded with the remaining lease term as of the date of origination. The weighted average discount rate for operating and finance leases were 1.96% and 0.55%, respectively, as of December 31, 2021.

The total operating and finance lease costs were $0.3 million and $18 thousand, respectively, for the year ended December 31, 2021. The total operating lease costs was $0.3 million for the year ended December 31, 2020. There were no finance lease costs in 2020.

The following table summarizes the Company’s lease right-of-use assets and lease liability as follows at the dates indicated (in thousands):

	Classification	December 31, 2021	December 31, 2020
Lease right-of-use asset
Operating lease right-of-use assets	Other assets	$1,778	$422
Finance lease right-of-use assets	Other assets	100	—
Total lease right-of-use asset		$1,878	$422

Leaes liability
Operating lease liability	Accrued expenses and other liabilities	$1,778	$422
Fiance lease liability	Accrued expenses and other liabilities	94	—
Total lease liability		$1,872	$422

The ROU asset and lease liability are recognized at lease commencement by calculating the present value of lease payments over the lease term.

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases	Total Leases
2022	$201	$37	$238
2023	201	37	238
2024	201	20	221
2025	201	—	201
2026	201	—	201
Thereafter	958	—	958
Total undiscounted lease payments	1,963	94	2,057
Discount effect of cash flows	(185)	—	(185)
Total lease liability	$1,778	$94	$1,872

NOTE 24. RELATED PARTY TRANSACTIONS

During 2021 and 2020, the Bank had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties.

Extensions of credit to this group (including immediate families and business interests) totaled $21.7 million and $16.0 million at December 31, 2021 and 2020, respectively. During 2021, $10.7 million of new extensions of credit were made to this group while net repayments of $5.1 million were received during the year on credit exposures as of December 31, 2021. Related party deposits totaled $31.3 million and $12.0 million at December 31, 2021 and 2020, respectively.

The Company leases land from a relative of a director/shareholder/executive officer of the Company. Lease expense under this arrangement totaled $14,400 in both the years ended December 31, 2021 and 2020, respectively, and is included in noninterest expense in the Consolidated Statements of Income.

Related parties held $0.6 million of the Company’s subordinated debt.

NOTE 25. SUBSEQUENT EVENTS

Dividends Declared

On January 14, 2022, the Company’s Board of Directors approved regular quarterly cash dividends of $0.13 per common share and $0.1365 per Series A preferred share payable on February 18, 2022 to shareholders of record on February 4, 2022.

NOTE 26. PARENT COMPANY FINANCIAL INFORMATION

Following is condensed financial information of GrandSouth Bancorporation (parent company only) as of the dates indicated (in thousands):

Condensed Balance Sheets
	December 31,
	2021	2020
Assets
Cash	$7,671	$12,537
Equity investment in bank subsidiary	125,268	108,716
Equity investment in trust	247	247
Other assets	403	964
Total assets	$133,589	$122,464

Liabilities and Shareholders' Equity
Junior subordinated debentures	$35,864	$35,744
Other liabilities	320	195
Shareholders' equity	97,405	86,525
Total liabilities and shareholders' equity	$133,589	$122,464

Condensed Statements of Income
	Year Ended December 31,
	2021	2020
Income
Interest income	$5	$7
Total income	5	7
Expenses
Interest	1,727	1,035
Other	64	57
Total expenses	1,791	1,092
Loss before income taxes and equity in undistributed income of subsidiary	(1,786)	(1,085)
Income tax benefit allocated from consolidated income tax return	375	228
Loss before equity in undistributed income of subsidiary	(1,411)	(857)
Equity in earnings of subsidiary greater than dividends received	17,525	9,502
Net income	$16,114	$8,645

Condensed Statements of Cash Flows
	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$16,114	$8,645
Adjustments to reconcile net income to net cash used in operating activities
Amortization of junior subordinated notes issuance costs	120	—
Equity in undistributed earnings of subsidiary	(17,525)	(9,502)
Share-based compensation expense	585	711
Decrease (increase) in other assets	561	(100)
Decrease in other liabilities	125	161
Net cash used in operating activities	(20)	(85)

Cash flows from investing activities:
Investment in subsidiary	—	(6,000)
Net cash used in investing activities	—	(6,000)

Cash flows from financing activities:
Repurchase of common stock	(3,946)	—
Repurchase of preferred stock	(94)	—
Proceeds from issuance of subordinated debt, net of issuance costs	—	17,602
Cash received upon exercise of stock options	1,380	309
Cash dividends paid on common stock	(2,066)	(1,668)
Cash dividends paid on preferred stock	(120)	(97)
Net cash provided by financing activities	(4,846)	16,146

Net change in cash and cash equivalents	(4,866)	10,061

Cash and cash equivalents, beginning of year	12,537	2,476

Cash and cash equivalents, end of year	$7,671	$12,537

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on junior subordinated debt	$1,482	$882
118

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company maintained effective disclosure controls and procedures.

There have been no significant changes in our internal controls over financial reporting during the fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

For management’s report on internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm, see Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Directors and Executive Officers – The information required by this Item regarding directors, nominees and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal No. 1 – Election of Directors” and “Biographical Information for Each Nominee for Director,” which sections are incorporated herein by reference.

(b) Delinquent Section 16(a) Reports – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement under the section captioned “Delinquent Section 16(a) Reports,” which section is incorporated herein by reference.

(c) Audit Committee – The information required by this Item regarding the Company’s audit committee, including the audit committee financial expert, is set forth in the Company’s Proxy Statement under the sections captioned “ Meetings and Committees of the Board of Directors – Committees of the Board of Directors – Audit Committee” and “Audit Committee Matters,” which sections are incorporated herein by reference.

(d) Code of Ethics – The information required by this Item regarding the Company’s code of ethics is set forth in the Proxy Statement under the section captioned “Meetings and Committees of the Board of Directors – Code of Ethics,” which section is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Compensation of Directors and Executive Officers,” “Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” and “Director Compensation,” which sections are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth in the Proxy Statement under the sections captioned “Proposal No. 1 – Election of Directors,” “Certain Relationships and Related Party Transactions,” and “Meetings and Committees of the Board of Directors – Committees of the Board of Directors,” which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is set forth in the Proxy Statement under the section captioned “Audit Committee Matters,” which section is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits See the “Exhibit Index” immediately preceding the signature page of this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of GrandSouth Bancorporation dated June 7, 2000 (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A filed with the SEC on November 13, 2000).
3.2	Articles of Amendment of GrandSouth Bancorporation dated January 5, 2009 (incorporated by reference to Exhibit 4-1(a) of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2009).
3.3	Articles of Amendment of GrandSouth Bancorporation dated January 5, 2009 (incorporated by reference to Exhibit 4-1(b) of the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2009).
3.4	Articles of Amendment of GrandSouth Bancorporation dated December 8, 2009 (incorporated by reference to Exhibit 4.1(a) of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009).
3.5	Articles of Amendment of GrandSouth Bancorporation dated December 8, 2009 (incorporated by reference to Exhibit 4.1(b) of the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2009).
3.6	Articles of Amendment of GrandSouth Bancorporation dated February 12, 2010 (incorporated by reference to Exhibit 3 of the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2010).
3.7	Articles of Amendment of GrandSouth Bancorporation dated September 6, 2011 (incorporated by reference to Exhibit 3.7 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).
3.8	Amended and Restated Bylaws of GrandSouth Bancorporation dated September 16, 2020 (incorporated by reference to Exhibit 3.8 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).
4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Articles of Incorporation, as amended and Amended and Restated Bylaws, which define the rights of the shareholders.
4.2	Long-Term Debt: currently no issuance of debt of the registrant exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.
4.3	Description of GrandSouth Bancorporation’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.4	Form of Common Stock Certificate.*
4.5	Securities Purchase Agreement dated February 3, 2016 by and among GrandSouth Bancorporation and the certain purchasers identified therein (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).
4.6	Amendment to Securities Purchase Agreement dated November 14, 2018 amending Section 4.3 thereof (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).
10.1	Noncompetition, Severance and Employment Agreement dated June 19, 2019 between JB Schwiers and GrandSouth Bancorporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).**
122

10.2	Severance and Employment Agreement dated March 21, 2012 between J.B. Garrett and GrandSouth Bancorporation (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).**
10.3	GrandSouth Bancorporation 2019 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).**
10.4	Form of Stock Option Agreement under the GrandSouth Bancorporation 2019 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).**
10.5	GrandSouth Bancorporation 2009 Stock Option Plan, as amended June 2015 (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement of Form S-8 filed with the SEC on August 30, 2021).**
10.6	Form of Stock Option Agreement under the GrandSouth Bancorporation 2009 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form 10 filed with the SEC on March 30, 2021).**
10.7	Salary Continuation Agreement, by and between GrandSouth Bank and JB Schwiers, dated December 31, 2021 (incorproated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on January 4, 2022).**
21.1	Subsidiares.*
23.1	Consent of Elliott Davis, LLC, independent registered public accounting firm.*
24.1	Power of Attorney (included on the signature page hereto).*
31.1	Certification of Chief Executive Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer of Grandsouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Grandsouth Bancorporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as December 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to the Consolidated Financial Statements.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*    Filed herewith.

**  Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANDSOUTH BANCORPORATION

Date: March 31, 2022	By:	/s/ Mason Y. Garrett
Mason Y. Garrett
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mason Y. Garrett	Chairman & Chief Executive Officer Director	March 31, 2022
Mason Y. Garrett

/s/ James B. Schwiers	President & Chief Operations Officer Director	March 31, 2022
James B. Schwiers

/s/ John B. Garrett	Chief Financial Officer Director	March 31, 2022
John B. Garrett

/s/ Harold E. Garrett	Director	March 31, 2022
Harold E. Garrett

/s/ Michael L. Gault	Director	March 31, 2022
Michael L. Gault

/s/ Baety O. Gross, Jr.	Director	March 31, 2022
Baety O. Gross, Jr.

/s/ S. Hunter Howard, Jr	Director	March 31, 2022
S. Hunter Howard, Jr

/s/ Anthony Morgan	Director	March 31, 2022
Anthony Morgan

/s/ J. Randolph Potter	Director	March 31, 2022
J. Randolph Potter

/s/ J. Calhoun Pruitt	Director	March 31, 2022
J. Calhoun Pruitt

/s/ Edward Monts Rast, Jr.	Director	March 31, 2022
Edward Monts Rast, Jr.

/s/ John Shealy	Director	March 31, 2022
John Shealy

/s/ LeeAnn Weber	Director	March 31, 2022
LeeAnn Weber

