Form 10-Q
period 2022-03-31
GRANDSOUTH BANCORPORATION
filed 2022-05-16
CIK 1126961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number: 000-31937

GrandSouth Bancorporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On May 2, 2022, 5,198,542 shares of the issuer’s common stock, no par value, were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets

Cash and due from banks	$3,784	$2,522
Interest-earning deposits	154,566	120,602
Federal funds sold	888	977
Cash and cash equivalents	159,238	124,101

Investments - available for sale	123,167	111,962
Other investments, at cost	2,601	2,984
Loans receivable, net	936,190	933,475
Allowance for loan losses	(13,949)	(13,723)
Premises and equipment, net	17,745	17,783
Real estate owned	842	842
Accrued interest receivable	4,768	4,808
Bank owned life insurance	14,856	14,778
Net deferred tax asset	4,341	2,968
Goodwill	737	737
Other assets	2,716	3,007
Total assets	$1,253,252	$1,203,722

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$283,685	$280,665
Interest-bearing	825,219	778,376
Total deposits	1,108,904	1,059,041
Federal Home Loan Bank advances	5,000	5,000
Junior subordinated notes	35,894	35,864
Accrued interest payable	609	383
Accrued expenses and other liabilities	6,414	6,029
Total liabilities	1,156,821	1,106,317

Commitments and contingencies (Notes 13 and 23)

Shareholders’ Equity:
Preferred stock - Series A - no par value; 287,895 shares authorized, 282,828 shares issued, and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,198,542 and 5,168,681 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	45,118	44,570
Retained earnings	55,047	51,649
Accumulated other comprehensive income	(3,734)	1,186
Total shareholders’ equity	96,431	97,405

Total liabilities and shareholders’ equity	$1,253,252	$1,203,722

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Interest income:
Interest and fees on loans	$13,581	$13,138
Taxable securities	466	268
Tax-exempt securities	69	70
Interest-earning deposits	40	19
Other	15	34
Total interest income	14,171	13,529

Interest expense:
Deposits	687	993
Federal Home Loan Bank advances	5	35
Junior subordinated notes	433	433
Other borrowings	—	—
Total interest expense	1,125	1,461
Net interest income	13,046	12,068
Provision for loan losses	308	242
Net interest income after provision for loan losses	12,738	11,826

Noninterest income:
Service charges on deposit accounts	334	268
Bank owned life insurance	78	92
Net gain on sale of premises and equipment	24	6
Other	189	209
Total noninterest income	625	575

Noninterest expenses:
Compensation and employee benefits	5,537	5,074
Net occupancy	586	564
Federal deposit insurance	116	153
Professional and advisory	230	309
Data processing	493	533
Marketing and advertising	70	44
Net cost of operation of real estate owned	23	110
Other	929	880
Total noninterest expenses	7,984	7,667
Income before taxes	5,379	4,734
Income tax expense	1,271	1,140

Net income	4,108	3,594
Preferred stock dividends	(38)	(30)
Net income applicable to common shareholders	$4,070	$3,564

Earnings per common share:
Basic	$0.75	$0.65
Diluted	$0.72	$0.65

Weighted average common shares outstanding:
Basic	5,182,493	5,201,787
Diluted	5,384,848	5,258,078

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$4,108	$3,594
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(6,292)	(1,996)
Income tax effect related to items of other comprehensive loss	1,372	434
Total other comprehensive loss, after tax	(4,920)	(1,562)
Comprehensive income (loss)	$(812)	$2,032

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock		Preferred Stock		Additional	Retained	Accumulated Other Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income (Loss)	Total
Balances at December 31, 2021	5,168,681	$—	282,828	$—	$44,570	$51,649	$1,186	$97,405
Net income	—	—	—	—	—	4,108	—	4,108
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,920)	(4,920)
Stock compensation expense	—	—	—	—	130	—	—	130
Stock options exercised	29,861	—	—	—	418	—	—	418
Common stock dividend ($0.13 per share)	—	—	—	—	—	(672)	—	(672)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(38)	—	(38)
Balances at March 31, 2022	5,198,542	$—	282,828	$—	$45,118	$55,047	$(3,734)	$96,431

Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	$—	287,895	$—	$44,868	$40,758	$597	$86,223

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$4,108	$3,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	360	734
Investment amortization, net	207	336
Provision for loan losses	308	242
Provision for real estate owned	—	87
Stock-based compensation expense	130	155
Income on bank owned life insurance, net	(78)	(92)
Gain on sale of fixed assets	(24)	(6)
Net change in operating assets and liabilities:
Accrued interest receivable	40	323
Other assets	291	249
Accrued interest payable	226	334
Other liabilities	385	299
Net cash provided by operating activities	5,953	6,255
Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(20,730)	(12,644)
Maturities/calls and principal repayments	3,025	5,495
Net increase in loans	(2,901)	(11,289)
Proceeds from sale of fixed assets	38	9
Purchase of fixed assets	(202)	(128)
Purchase of other investments, at cost	(117)	—
Redemption of other investments, at cost	500	776
Net cash used in investing activities	(20,387)	(17,781)
Cash flows from financing activities:
Net increase in deposits	49,863	44,077
Repurchase of common stock	—	(2,392)
Cash received upon exercise of stock options	418	460
Dividends paid on common stock	(672)	(527)
Dividends paid on preferred stock	(38)	(30)
Net cash provided by financing activities	49,571	41,588
Net change in cash and cash equivalents	35,137	30,062
Cash and cash equivalents, beginning of period	124,101	63,025
Cash and cash equivalents, end of period	$159,238	$93,087

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$863	$1,093
Income taxes	154	—
Significant noncash investing and financing activities:
Investments to be settled	$—	$2,131

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “2021 Form 10-K”). In the opinion of management, these interim financial statements present fairly, in all material respects, the Company’s consolidated financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year or any future period.

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

In August 2021, the FASB issued amendments to update SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The amendments were effective upon issuance. These amendments did not have a material effect on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies did not or are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) securities as of March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$27,449	$—	$(972)	$26,477
State and municipal obligations	25,971	79	(1,783)	24,267
Mortgage-backed securities - agency	31,594	127	(1,555)	30,166
Collateralized mortgage obligations - agency	25,530	15	(535)	25,010
Asset-backed securities	2,451	—	(33)	2,418
Corporate bonds	14,950	215	(336)	14,829
Total	$127,945	$436	$(5,214)	$123,167

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$9,479	$—	$(40)	$9,439
State and municipal obligations	26,011	959	(293)	26,677
Mortgage-backed securities - agency	33,191	316	(89)	33,418
Collateralized mortgage obligations - agency	26,968	535	(68)	27,435
Asset-backed securities	2,599	—	(9)	2,590
Corporate bonds	12,200	360	(157)	12,403
Total	$110,448	$2,170	$(656)	$111,962

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	March 31, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$26,477	$972	$—	$—	$26,477	$972
State and municipal obligations	17,857	1,111	3,137	672	20,994	1,783
Mortgage-backed securities - agency	23,237	1,555	—	—	23,237	1,555
Collateralized mortgage obligations - agency	15,974	509	3,318	26	19,292	535
Asset-backed securities	—	—	2,418	33	2,418	33
Corporate bonds	9,864	336	—	—	9,864	336
	$93,409	$4,483	$8,873	$731	$102,282	$5,214

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agencies	$9,439	$40	$—	$—	$9,439	$40
State and municipal obligations	8,083	293	—	—	8,083	293
Mortgage-backed securities - agency	18,346	89	—	—	18,346	89
Collateralized mortgage obligations - agency	11,687	68	—	—	11,687	68
Asset-backed securities	—	—	2,590	9	2,590	9
Corporate bonds	4,793	157	—	—	4,793	157
	$52,348	$647	$2,590	$9	$54,938	$656

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below as of the dates indicated:

	March 31, 2022
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	8	—	8
State and municipal obligations	20	3	23
Mortgage-backed securities - agency	13	—	13
Collateralized mortgage obligations - agency	9	2	11
Asset-backed securities	—	2	2
Corporate bonds	23	—	23
	73	7	80

	December 31, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	3	—	3
State and municipal obligations	8	—	8
Mortgage-backed securities - agency	7	—	7
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	10	—	10
	33	2	35

Management of the Company believes all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

There were no AFS investment security sales for the three months ended March 31, 2022 or 2021.

The amortized cost and estimated fair value of AFS investments in debt securities at March 31, 2022, by contractual maturity, are shown below (in thousands).

	March 31, 2022
	Amortized Cost	Fair Value
Over 1 year through 5 years	$17,970	$17,601
Over 5 years through 10 years	$31,066	$29,820
Over 10 years	19,334	18,152
Total securites other than asset-backed and mortgage-backed securities	68,370	65,573

Mortgage-backed securities	31,594	30,166
Collaterized mortgage obigations	25,530	25,010
Asset-backed securities	2,451	2,418
Total	$127,945	$123,167

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There was $0.5 million of AFS securities pledged against deposits and borrowings at March 31, 2022 and December 31, 2021.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	March 31,	December 31,
	2022	2021
Federal Home Loan Bank stock	$790	$733
Investment in Trust Preferred Securities	247	247
Certificates of deposit	1,004	1,504
Other investments	560	500
Total other investments, at cost	$2,601	$2,984

Certificates of deposit totaling $0.3 million and $1.3 million were pledged against customer deposits at March 31, 2022 and December 31, 2021, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
Real estate loans:
One-to four-family residential	$132,895	$132,836
Commercial real estate	415,571	423,552
Home equity loans and lines of credit	20,155	21,568
Residential construction	37,260	38,881
Other construction and land	80,540	75,682
Total real estate loans	686,421	692,519
Commercial and industrial	243,860	234,355
Consumer	6,351	7,129
Total commercial and consumer	250,211	241,484
Loans receivable, gross	936,632	934,003
Net deferred loan fees	(442)	(528)
Loans receivable, net of deferred fees	$936,190	$933,475

Commercial loans includes PPP loans with recorded investments of $0.1 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively.

The Bank had $68.6 million and $46.6 million of loans pledged as collateral to secure funding with the FHLB at March 31, 2022 and December 31, 2021, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723
Provision	(22)	(171)	(19)	(26)	15	545	(14)	308
Charge-offs	—	—	—	—	—	(347)	—	(347)
Recoveries	2	53	—	—	18	192	—	265
Ending balance	$1,343	$4,570	$227	$404	$857	$6,375	$173	$13,949

	Three Months Ended March 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	(13)	(148)	(24)	(69)	75	338	83	242
Charge-offs	(30)	—	—	—	—	(106)	—	(136)
Recoveries	16	—	—	—	—	265	—	281
Ending balance	$1,270	$4,411	$207	$320	$918	$5,615	$218	$12,959

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	March 31, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$19	$—	$—	$—	$—	$—	$—	$19
Collectively evaluated for impairment	1,324	4,570	227	404	857	6,375	173	13,930
	$1,343	$4,570	$227	$404	$857	$6,375	$173	$13,949

Loans receivable
Individually evaluated for impairment	$624	$2,264	$—	$—	$—	$—	$—	$2,888
Collectively evaluated for impairment	132,037	412,653	20,190	37,127	80,260	244,581	6,454	933,302
	$132,661	$414,917	$20,190	$37,127	$80,260	$244,581	$6,454	$936,190
12

	December 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$20	$—	$—	$—	$—	$—	$—	$20
Collectively evaluated for impairment	1,343	4,688	246	430	824	5,985	187	13,703
	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723

Loans receivable
Individually evaluated for impairment	$735	$2,080	$—	$—	$—	$28	$—	$2,843
Collectively evaluated for impairment	131,870	420,797	21,601	38,750	75,349	235,028	7,237	930,632
	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

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

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	March 31, 2022
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$440	$180	$620
2	—	239	—	—	—	248	—	487
3	7,052	38,141	3,433	—	5,091	12,528	49	66,294
4	104,561	306,711	14,728	32,712	62,286	94,721	4,970	620,689
5	18,551	65,303	1,729	4,415	12,883	132,953	1,168	237,002
6	1,828	1,871	300	—	—	3,199	21	7,219
7	669	2,652	—	—	—	492	66	3,879
Total	$132,661	$414,917	$20,190	$37,127	$80,260	$244,581	$6,454	$936,190

	December 31, 2021
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$306	$191	$497
2	—	245	—	—	—	247	—	492
3	8,719	39,770	3,477	—	3,959	11,071	53	67,049
4	103,893	313,071	16,013	35,707	57,750	102,246	5,461	634,141
5	17,482	60,576	1,715	3,043	13,640	119,455	1,434	217,345
6	1,433	6,729	318	—	—	1,123	44	9,647
7	1,078	2,486	78	—	—	608	54	4,304
Total	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$50	$50	$132,611	$132,661
Commercial real estate	34	—	—	34	414,883	414,917
Home equity and lines of credit	—	—	—	—	20,190	20,190
Residential construction	—	—	—	—	37,127	37,127
Other construction and land	—	—	—	—	80,260	80,260
Commercial	—	—	106	106	244,475	244,581
Consumer	54	—	267	321	6,133	6,454
Total	$88	$—	$423	$511	$935,679	$936,190
15

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$50	$50	$132,555	$132,605
Commercial real estate	—	—	—	—	422,877	422,877
Home equity and lines of credit	—	—	—	—	21,601	21,601
Residential construction	—	—	—	—	38,750	38,750
Other construction and land	—	—	—	—	75,349	75,349
Commercial	54	—	—	54	235,002	235,056
Consumer	—	—	590	590	6,647	7,237
Total	$54	$—	$640	$694	$932,781	$933,475

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of March 31, 2022 and December 31, 2021 (in thousands).

	March 31, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a valuation allowance
One-to-four family residential	$279	$279	$—	$387	$387	$—
Commercial real estate	2,264	2,264	—	2,080	2,132	—
Commercial	—	—	—	28	28	—
	2,543	2,543	—	2,495	2,547	—

Loans with a valuation allowance
One-to-four family residential	345	345	19	348	348	20
	345	345	19	348	348	20

Total
One-to-four family residential	624	624	19	735	735	20
Commercial real estate	2,264	2,264	—	2,080	2,132	—
Commercial	—	—	—	28	28	—
	$2,888	$2,888	$19	$2,843	$2,895	$20

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022		2021
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$279	$3	$284	$3
Commercial real estate	2,296	30	1,738	22
Commercial	—	—	93	2
	2,575	33	2,115	27

Loans with a valuation allowance
One-to-four family residential	346	3	359	3
	346	3	359	3

Total
One-to-four family residential	625	6	643	6
Commercial real estate	2,296	30	1,738	22
Commercial	—	—	93	2
	$2,921	$36	$2,474	$30

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	March 31,	December 31,
	2022	2021
One-to-four family residential	$50	$107
Commercial real estate	132	767
Commercial	429	473
Consumer	14	2
Nonperforming loans	$625	$1,349

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	March 31, 2022
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$568	$—	$568
Commercial real estate	936	—	936
Commercial	199	102	301
Consumer	32	—	32
	$1,735	$102	$1,837
17

	December 31, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$577	$—	$577
Commercial real estate	961	—	961
Commercial	205	110	315
Consumer	37	2	39
	$1,780	$112	$1,892

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

There were no loan modifications deemed TDRs for the three months ended March 31, 2022.

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Three months ended March 31, 2021
	Extended payment terms	1	$357	$357

There were no TDRs that defaulted during the three month period ending March 31, 2022 or 2021 and which were modified as TDRs within the previous 12 months.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the Three Months Ended March 31,				As of and for the Year Ended December 31
	2022		2021		2021
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$283,685	$—	$236,554	$—	$280,665	$—
Interest-bearing demand	63,004	24	68,542	43	52,479	167
Money Market	547,207	503	409,725	452	500,862	1,888
Savings	17,003	4	11,570	3	16,106	13
Time Deposits	198,005	156	264,166	495	208,929	1,192
	$1,108,904	$687	$990,557	$993	$1,059,041	$3,260

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2022, commitments to extend credit and standby letters of credit totaled $322.5 million. We do not anticipate any material losses as a result of these transactions.

During 2021, the Company entered into an agreement to fund capital contributions of up to $1 million with a financial technology company. As of March 31, 2022, $60 thousand of the commitment has been funded. The Company has accounted for its ownership in the financial technology company as an equity security in accordance with FASB ASC Subtopic 946-323. The funded balance is included in other investments, at cost on the accompanying consolidated balance sheets. The Company has unfunded commitments of $0.9 million related to this agreement as of March 31, 2022.

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

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$4,108	$3,594
Preferred stock dividends	(38)	(30)
Net income applicable to common equity	4,070	3,564
Undistributed earnings allocated to participating securities	(184)	(167)
Net income applicable to common shareholders	$3,886	$3,397

Denominator:
Basic - Total weighted-average basic shares outstandings	5,182,493	5,201,787
Stock options	202,355	56,291
Diluted - Total weighted-average diluted shares outstanding	5,384,848	5,258,078

Basic income per share	$0.75	$0.65
Diluted income per share	$0.72	$0.65

The Company excluded 92,500 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $25.14 from the computation of diluted earnings per share for the three months ended March 31, 2022 because of their antidilutive effect.

The Company excluded 367,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $16.56 from the computation of diluted earnings per share for the three months ended March 31, 2021 because of their antidilutive effect.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income and changes in those components are presented in the tables below as of and for the years indicated (in thousands).

	Three Months Ended March 31, 2022
	AFS Securities	Total
Balance, beginning of period	$1,186	$1,186
Change in net unrealized holding gains on AFS securities	(6,292)	(6,292)
Income tax effect	1,372	1,372
Balance, end of period	$(3,734)	$(3,734)

	Three Months Ended March 31, 2021
	AFS Securities	Total
Balance, beginning of period	$2,159	$2,159
Change in net unrealized holding losses on AFS securities	(1,996)	(1,996)
Income tax effect	434	434
Balance, end of period	$597	$597

There were no line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2022 and 2021.

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

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended March 31, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$8,329	$5,306	$536	$14,171
Interest expense	203	489	433	1,125
Net interest income	8,126	4,817	103	13,046
Provision for loan losses	(324)	632	—	308
Noninterest income	482	64	79	625
Noninterest expense	5,289	2,679	16	7,984
Net income before taxes	3,643	1,570	166	5,379
Income tax expense	904	371	(4)	1,271
Net income	$2,739	$1,199	$170	$4,108

Total assets	$1,006,678	$108,229	$138,345	$1,253,252

	As of and for the Three Months Ended March 31, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,577	$4,613	$339	$13,529
Interest expense	663	365	433	1,461
Net interest income	7,914	4,248	(94)	12,068
Provision for loan losses	523	(281)	—	242
Noninterest income	447	37	91	575
Noninterest expense	5,217	2,435	15	7,667
Net income before taxes	2,621	2,131	(18)	4,734
Income tax expense	631	513	(4)	1,140
Net income	$1,990	$1,618	$(14)	$3,594

Total assets	$923,955	$78,756	$132,637	$1,135,348

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$26,477	$—	$26,477
State and municipal obligations	—	24,267	—	24,267
Mortgage-backed securities - agency	—	30,166	—	30,166
Collateralized mortgage obligations - agency	—	25,010	—	25,010
Asset-backed securities	—	2,418	—	2,418
Corporate bonds	—	—	14,829	14,829
Total recurring assets at fair value	$—	$108,338	$14,829	$123,167

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$9,439	$—	$9,439
State and municipal obligations	—	26,677	—	26,677
Mortgage-backed securities - agency	—	33,418	—	33,418
Collateralized mortgage obligations - agency	—	27,435	—	27,435
Asset-backed securities	—	2,590	—	2,590
Corporate bonds	—	—	12,403	12,403
Total recurring assets at fair value	$—	$99,559	$12,403	$111,962

There were no financial liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

Balance at beginning of period	$12,403	$4,605
Corporate bond additions	2,750	500
Corporate bond fair value adjustments	(324)	(12)
Balance at end of period	$14,829	$5,093

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

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Real estate owned:
Other construction and land	$—	$—	$842	$842
Total	$—	$—	$842	$842

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$106	$106
Commercial real estate	—	—	630	630
Commercial	—	—	28	28
Real estate owned:
Other construction and land	—	—	842	842
Total	$—	$—	$1,606	$1,606

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 or December 31, 2021.

Impaired loans totaling $2.9 million at March 31, 2022 and $2.1 million at December 31, 2021 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at March 31, 2022 and December 31, 2021.

			March 31, 2022	December 31, 2021
	Valuation Technique	Unobservable Input	General Range	General Range
Impaired loans	Discounted Appraisals	Collateral discounts	N/A	0% - 15%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	10% - 43%	10% - 43%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% - 5%	0% - 4%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

		Fair Value Measurements at March 31, 2022
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$159,238	$159,238	$159,238	$—	$—
Securities available for sale	123,167	123,167	—	108,338	14,829
Loans receivable, net	936,190	911,608	—	—	911,608
Other investments, at cost	2,601	2,601	—	2,601	—
Accrued interest receivable	4,768	4,768	—	4,768	—
BOLI	14,856	14,856	—	14,856	—

Liabilities:
Demand deposits, money market and savings	$910,899	$910,899	$—	$910,899	$—
Time deposits	198,005	197,474	—	197,474	—
Federal Home Loan Bank advances	5,000	5,148	—	5,148	—
Junior subordinated debentures	35,894	36,244	—	36,244	—
Accrued interest payable	609	609	—	609	—
24

		Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$124,101	$124,101	$124,101	$—	$—
Securities available for sale	111,962	111,962	—	99,559	12,403
Loans receivable, net	933,475	923,958	—	—	923,958
Other investments, at cost	2,984	2,984	—	2,984	—
Accrued interest receivable	4,808	4,808	—	4,808	—
BOLI	14,778	14,778	—	14,778	—

Liabilities:
Demand deposits, money market and savings	$850,112	$850,112	$—	$850,112	$—
Time deposits	208,929	209,005	—	209,005	—
Federal Home Loan Bank advances	5,000	5,054	—	5,054	—
Junior subordinated debentures	35,864	36,113	—	36,113	—
Accrued interest payable	383	383	—	383	—

NOTE 11. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to March 31, 2022. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the item noted below.

On April 18, 2022, the Company’s Board of Directors approved regular cash dividends of $0.13 per common share and $0.1365 per Series A preferred share payable on May 18, 2022 to shareholders of record on May 4, 2022.

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
26

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

For additional information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, (“2021 Form 10-K”).

Non-GAAP Measures

This Form 10-Q includes financial information determined by a method other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes the operating performance measure “Tangible book value per common share, outstanding”.

Management has included this non-GAAP measure because it believes this measure may provide useful supplemental information for evaluating the Company’s underlying performance trends. Further, management uses this measure in managing and evaluating the Company’s business and intends to refer to them in discussions about our operations and performance. Operating performance measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP, and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

Critical Accounting Estimates

Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2022 have remained unchanged from the disclosures presented in our 2021 Form 10-K. Refer to Note 1 in the notes to the consolidated financial statements included under Item 1 -“Financial Statements” of this Form 10-Q for more information about recent accounting updates.

Overview

GrandSouth Bancorporation (“we,” “us,” “our,” or the “Company”) was incorporated in 2000 under the laws of South Carolina and is a bank holding company registered under the Bank Holding Company Act of 1956. The Company’s primary purpose is to serve as the holding company for GrandSouth Bank (the “Bank”). On October 2, 2000, pursuant to a Plan of Exchange approved by the shareholders of the Bank, all of the outstanding shares of capital stock of the Bank were exchanged for shares of the Company, and the Company became the owner of all of the outstanding capital stock of the Bank. The Company presently engages in no business other than that of owning the Bank and has no employees.

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

The following discussion and analysis is presented on a consolidated basis and focuses on the major components of the Company’s operations and significant changes in its results of operations for the periods presented. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information included in this Form 10-Q and in our 2021 Form 10-K.

Discussion of Financial Condition

General

Total assets increased $49.5 million to $1.3 billion at March 31, 2022, or 4.11%, from December 31, 2021. This increase in assets was primarily due to increases in cash and cash equivalents of $35.1 million, investments available for sale (“AFS”) of $11.2 million, and loans of $2.7 million.

Total liabilities increased $50.5 million to $1.2 billion at March 31, 2022, or 4.57%, from December 31, 2021, due primarily to increases in total deposits of $49.9 million, which includes increases in interest-bearing deposits of $46.8 million.

Total shareholders’ equity decreased $1.0 million to $96.4 million, or 1.00%, from December 31, 2021, due to normal retention of earnings, exercise of stock options, and stock-based compensation partially offset by changes in the fair value of AFS investments and payment of dividends. Book Value per common share decreased $0.29 to $18.32 at March 31, 2022 from $18.61 at December 31, 2021. Tangible book value per common share, a non-GAAP measure, also decreased $0.29 to $18.18 at March 31, 2022 from $18.47 at December 31, 2021.

The following is a reconciliations of book value to book value per common share and book value to tangible book value per common share for the periods indicated:

	As Of
(in thousands, except share data)	March 31, 2022	December 31, 2021
Book Value (GAAP)	$96,431	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	95,227	96,201
Outstanding common shares	5,198,542	5,168,681
Book Value Per Common Share	$18.32	$18.61

Book Value (GAAP)	$96,431	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	95,227	96,201
Goodwill and intangibles	(737)	(737)
Book Value Attributable to Common Shares (Tangible)	$94,490	$95,464
Outstanding common shares	5,198,542	5,168,681
Tangible Book Value Per Common Share	$18.18	$18.47

Cash and Cash Equivalents

Total cash and cash equivalents increased $35.1 million to $159.2 million at March 31, 2022 from $124.1 million at December 31, 2021, primarily due to the increase in customer deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will continue to hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as AFS, which is carried at fair value. The following table shows the amortized cost and fair value for our AFS investment portfolio at the dates indicated (in thousands).

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government agencies	$27,449	$26,477	$9,479	$9,439
State and municipal obligations	25,971	24,267	26,011	26,677
Mortgage-backed securities - agency	31,594	30,166	33,191	33,418
Collateralized mortgage obligations - agency	25,530	25,010	26,968	27,435
Asset-backed securities	2,451	2,418	2,599	2,590
Corporate bonds	14,950	14,829	12,200	12,403
	$127,945	$123,167	$110,448	$111,962

AFS investment securities increased $11.2 million, or 10.01%, to $123.2 million at March 31, 2022 from $112.0 million at December 31, 2021. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

The composition and maturities of the available-for-sale investment securities portfolio at March 31, 2022 are summarized in the following table (in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The composition and maturity distribution of the securities portfolio is subject to change depending on rate sensitivity, capital, and liquidity needs. The weighted average yield was calculated using net income (interest accrual plus or minus accretion/amortization) divided by ending book value.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government agencies	$—	—	$17,970	0	$9,479	1.37%	$—	0.00%	$27,449	1.47%
State and municipal obligations	—	—	$—	—	$7,387	1.99%	$18,584	2.26%	25,971	2.19%
Mortgage-backed securities - agency	—	—	165	3.80%	8,498	0.86%	22,931	1.29%	31,594	1.19%
Collateralized mortgage obligations - agency	—	—	—	—	12,241	1.96%	13,289	0.20%	25,530	1.05%
Asset-backed securities	—	—	—	—	590	0.43%	1,861	0.79%	2,451	0.71%
Corporate bonds	—	—	—	—	14,200	3.98%	750	4.92%	14,950	4.03%
Total securities available-for-sale	$—	0.00%	$18,135	1.55%	$52,395	2.21%	$57,415	1.38%	$127,945	1.75%

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

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Real estate mortgage loans:
One-to four-family residential	$132,895	14.19	$132,836	14.22
Commercial real estate	415,571	44.37	423,552	45.36
Home equity loans and lines of credit	20,155	2.15	21,568	2.31
Residential construction	37,260	3.98	38,881	4.16
Other construction and land	80,540	8.60	75,682	8.10
Commercial	243,860	26.04	234,355	25.09
Consumer	6,351	0.67	7,129	0.76
Loans receivable, gross	936,632	100.00	934,003	100.00
Net deferred loan costs (fees)	(442)		(528)

Loans receivable, net of deferred fees	$936,190		$933,475

Commercial real estate loan balances contracted during the first quarter primarily due to significant paydowns of existing loans.

Included in commercial loans are PPP loans totaling $0.1 million and $1.3 million as of March 31, 2022 and December 31, 2021, respectively.

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

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had one loan with a balance of $50 thousand that was more than 90 days past due and still accruing interest as of March 31, 2022 that was not 98% guaranteed by the issuing agency. We had no loans 90 days or more past due that are still accruing interest as of December 31, 2021 that are not 98% guaranteed by the issuing agency.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and over	Total
March 31, 2022
One-to-four family residential	$—	$—	$50	$50
Commercial real estate	34	—	—	34
Commercial	—	—	106	106
Consumer	54	—	267	321
Total delinquent loans	$88	$—	$423	$511
% of total loans, net	0.01%	0.00%	0.05%	0.05%

December 31, 2021
One-to-four family residential	$—	$—	$50	$50
Commercial	54	—	—	54
Consumer	—	—	590	590
Total delinquent loans	$54	$—	$640	$694
% of total loans, net of deferred fees and costs	0.01%	0.00%	0.07%	0.07%

Total delinquencies as a percentage of loans decreased from 0.07% at December 31, 2021 to 0.05% at March 31, 2022. Delinquent loans decreased $0.2 million, or 26.37%, to $0.5 million at March 31, 2022 from $0.7 million at December 31, 2021. We continue to focus on collection efforts and favorable resolutions.

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

	March 31,	December 31,
	2022	2021
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$—	$107
Commercial	132	767
Commercial	429	473
Consumer	15	2
Loans 90 days past due:
Real estate loans:
One-to-four family residential	50	—
Consumer	2	—
Total nonperforming loans	628	1,349

REO:
Other construction and land	842	842
Total foreclosed real estate	842	842
Total nonperforming assets	$1,470	$2,191

TDRs still accruing	$1,735	$1,780

Ratios:
Nonperforming loans to total loans	0.07%	0.14%
Nonperforming assets to total assets	0.12%	0.18%
31

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

	March 31,	December 31,
	2022	2021
Classified loans:
Substandard	$3,879	$4,304
Doubtful	—	—
Loss	—	—
Total classified loans:	3,879	4,304
Special mention	7,219	9,647
Total criticized loans	$11,098	$13,951

Total classified loans as a % of total loans, net	0.41%	0.46%
Total criticized loans as a % of total loans, net	1.19%	1.49%

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into seven loan categories, contain average net loss rates ranging from approximately 0.00% to 0.58%.

The qualitative reserve adjusts the weighted average loss rates utilized in the base loss reserve for trends in the following internal and external factors:

•	Changes in lending and loan review policies;
•	Economic conditions – including unemployment rates, federal macroeconomic data, housing prices and sales, and regional economic outlooks;
•	Changes in the nature and volume of the portfolio and in the terms of the loans;
•	Experience, ability, and depth of lending management;
•	Volume and severity of past due, nonaccrual, and classified loans;
•	Changes in the quality of the institution’s loan review system;
•	Collateral values;
•	Loan concentrations and loan growth; and
•	The effect of other external factors such as competition, legal and regulatory requirements on the level of estimated credit losses.

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. There is no certainty that our ALL will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the periods indicated (in thousands).

	Three Months Ended March 31,
	2022		2021
	Amount	Percent	Amount	Percent
Real Estate:
One-to-four family residential	$(2)	0.00%	$14	0.01%
Commercial real estate	(52)	-0.01%	—	0.00%
Home equity loans and lines of credit	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Other construction and land	(19)	-0.02%	—	0.00%
Commercial	155	0.05%	(159)	-0.06%
Consumer	—	0.00%	—	0.00%
Total	$82		$(145)

Ratios:
Net charge-offs to average loans outstanding		0.01%		(0.02)%
Allowance to nonperforming loans at period end (1)		2,221.18%		3,531.06%
Allowance to total loans at period end		1.49%		1.46%

(1)	At March 31, 2022, total nonperforming loans were comprised of nonaccrual loans and loans 90 days past due and still accruing.
33

Our allowance as a percentage of total loans increased to 1.49% at March 31, 2022 from 1.47% at December 31, 2021, and 1.46% at March 31, 2021, primarily as the result of loan growth in our more heavily reserved CarBucks segment.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of nonperforming loans increased to 2,221.18% at March 31, 2022 from 1,017.27% at December 31, 2021 primarily as the result of the decreased balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	March 31, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$283,685	25.6	$280,665	26.5
Interest-bearing demand	63,004	5.7	52,479	5.0
Money Market	547,207	49.3	500,862	47.3
Savings	17,003	1.5	16,106	1.5
Time Deposits	198,005	17.9	208,929	19.7
	$1,108,904	100.0	$1,059,041	100.0

At March 31, 2022 and December 31, 2021, we estimate that we have approximately $440.1 million and $393.8 million, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, these amounts are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

As indicated in the above table, deposit balances increased approximately $49.9 million, or 4.71%, for the three months ended March 31, 2022 compared to December 31, 2021. The increase in total deposits was mainly attributable to the $46.3 million, or 9.25%, increase in money market accounts and $10.5 million, or 20.06%, increase in interest-bearing demand accounts, partially offset by a $10.9 million, or 5.23%, decline in time deposits.

Discussion of Results of Operation

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021.

General

Net income for the three months ended March 31, 2022 was $4.1 million, compared to $3.6 million for the same period in 2021. The increase in net income for the period was primarily the result of increases in net interest income and of $1.0 million, partially offset by an increase in noninterest expenses totaling $0.3 million.

Net Interest Income

Net interest income increased $1.0 million, or 8.10%, to $13.0 million for the three months ended March 31, 2022, compared to $12.1 million for the same period in 2021. The increase in net interest income was primarily due to a higher volume in loans (both Core Bank and CarBucks) and taxable investments, and decreases in costs on time deposits. This was partially offset by the decline in yields on our Core Bank loans and taxable investments during the period.

The following table sets forth the average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets on a tax-equivalent basis, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting average tax-equivalent yields and cost for the periods indicated. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$834,518	$8,275	4.02%	$807,600	$8,525	4.28%
Loans, Carbucks(2)	108,282	5,306	19.87%	87,319	4,613	21.43%
Investments - taxable	107,903	466	1.75%	101,326	268	1.07%
Investments - tax exempt(3)	12,244	87	2.88%	12,738	88	2.80%
Federal funds sold and other interest earning deposits	115,281	40	0.14%	57,178	19	0.13%
Other investments, at cost	2,893	15	2.10%	5,979	34	2.31%

Total interest-earning assets	1,181,121	14,189	4.87%	1,072,140	13,547	5.12%

Noninterest-earning assets	34,294			36,795

Total assets	$1,215,415			$1,108,935

Interest-bearing liabilities:
Savings accounts	$16,252	$4	0.10%	$10,877	$3	0.10%
Time deposits	203,116	156	0.31%	274,526	495	0.73%
Money market accounts	519,485	503	0.39%	400,168	452	0.46%
Interest bearing transaction accounts	52,573	24	0.19%	63,962	43	0.27%
Total interest bearing deposits	791,426	687	0.35%	749,533	993	0.54%

FHLB advances	5,000	5	0.41%	16,000	35	0.88%
Junior subordinated debentures	35,876	433	4.89%	35,757	433	4.91%
Other borrowings	—	—	0.00%	151	—	0.96%

Total interest-bearing liabilities	832,302	1,125	0.55%	801,441	1,461	0.74%

Noninterest-bearing deposits	278,227			215,073

Other non interest bearing liabilities	6,210			5,759

Total liabilities	1,116,739			1,022,273
Total equity	98,676			86,662

Total liabilities and equity	$1,215,415			$1,108,935

Tax-equivalent net interest income		$13,064			$12,086

Net interest-earning assets(4)	$348,819			$270,699

Average interest-earning assets to interest-bearing liabilities	141.91%			133.78%

Tax-equivalent net interest rate spread(5)			4.32%			4.39%
Tax-equivalent net interest margin(6)			4.49%			4.57%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $18,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.
36

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

	For the Three Months Ended March 31, 2022
	Compared to the Three Months Ended March 31, 2021
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank (1)	$278	$(528)	$(250)
Loans - CarBucks (1)	1,046	(353)	693
Investment - taxable	18	180	198
Investments - tax exempt (2)	(3)	2	(1)
Interest-earning deposits	20	1	21
Other investments, at cost	(16)	(3)	(19)
Total interest-earning assets	1,343	(701)	642

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	(106)	(233)	(339)
Money market accounts	122	(71)	51
Interest bearing transaction accounts	(7)	(12)	(19)
FHLB advances	(17)	(13)	(30)
Junior subordinated debentures	—	—	—
Other borrowings	—	—	—
Total interest-bearing liabilities	(7)	(329)	(336)
Change in tax-equivalent net interest income	$1,350	$(372)	$978

(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses increased to $13.0 million for the three months ended March 31, 2022, compared to $12.1 million for the same period in 2021, due to improvements in volume, partially offset by unfavorable movements in interest rates.

The increase in tax-equivalent net interest income of $1.3 million related to volume was primarily the result of higher average loan (both Core Bank and CarBucks) which increased $47.9 million, and a $71.4 million decrease in average time deposits for the three months ended March 31, 2022 compared to the same period in 2021. The increase in average loan and taxable investment balances was partially offset by increases of $119.3 million in money market balances.

The decrease in tax-equivalent net interest income of $0.4 million related to rate was primarily the result of decreased costs on time deposits and decreased yields on Core Bank and CarBucks loans.

Our tax-equivalent net interest margin was 4.49% for the three months ended March 31, 2022, compared to 4.57% for the same period in 2021, a decrease of eight basis points. The decrease in net interest margin was primarily attributable to higher average loan balances combined with interest rate reductions on our cost of funds partially offset by reduced yields on our Core Bank and CarBucks loans.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended March 31, 2022 of $0.3 million due to organic loan growth and certain qualitative adjustments in response to shifts in used car demand which could impact our CarBucks portfolio. This compares to a $0.2 million provision for loan losses in for the same period in 2021. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Service charges on deposit accounts	$334	$268	$66
Bank owned life insurance	78	92	(14)
Net gain on sale of premises and equipment	24	6	18
Other noninterest income	189	209	(20)
Total noninterest income	$625	$575	$50

Our noninterest income increased less than $0.1 million to $0.6 million in the three months ended March 31, 2022, compared to the same period in 2021 due primarily to increases in service charges on deposit accounts.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Compensation and employee benefits	$5,537	$5,074	$463
Net occupancy	586	564	22
Federal deposit insurance	116	153	(37)
Professional and advisory	230	309	(79)
Data processing	493	533	(40)
Marketing and advertising	70	44	26
Net cost of operation of real estate owned	23	110	(87)
Other noninterest expense	929	880	49
Total noninterest expenses	$7,984	$7,667	$317

Our noninterest expense increased $0.3 million to $8.0 million in the three months ended March 31, 2022, compared to the same period in 2021, primarily as the result of increases in compensation and employee benefits of $0.5 million. This increase was partially offset by a $0.1 million decrease in the net cost of operation of real estate owned. The increase in compensation and employee benefits is primarily related to increased full-time equivalent employees combined with annual raises and increases in employee benefits, incentives and commissions. The decrease in the net cost of operation of real estate owned is primarily related to a decrease in writedowns of real estate owned.

Income Taxes

Income tax expense totaled $1.3 million for the three months ended March 31, 2022, compared to $1.1 million for the same period in 2021. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 23.6% and 24.1% for the three months ended March 31, 2022 and 2021, respectively.

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

Comparison of the Three Months Ended March 31, 2022 and 2021.

	As of and for the Three Months Ended March 31, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$8,329	$5,306	$536	$14,171
Interest expense	203	489	433	1,125
Net interest income	8,126	4,817	103	13,046
Provision for loan losses	(324)	632	—	308
Noninterest income	482	64	79	625
Noninterest expense	5,289	2,679	16	7,984
Net income before taxes	3,643	1,570	166	5,379
Income tax expense	904	371	(4)	1,271
Net income	$2,739	$1,199	$170	$4,108

Total assets	$1,006,678	$108,229	$138,345	$1,253,252

	As of and for the Three Months Ended March 31, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,577	$4,613	$339	$13,529
Interest expense	663	365	433	1,461
Net interest income	7,914	4,248	(94)	12,068
Provision for loan losses	523	(281)	—	242
Noninterest income	447	37	91	575
Noninterest expense	5,217	2,435	15	7,667
Net income before taxes	2,621	2,131	(18)	4,734
Income tax expense	631	513	(4)	1,140
Net income	$1,990	$1,618	$(14)	$3,594

Total assets	$924,723	$78,756	$132,869	$1,136,348

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $0.8 million to $2.7 million for the three months ended March 31, 2022 compared to $2.0 million for the same period in 2021. Net interest income increased $0.2 million to $8.1 million for the three months ended March 31, 2022 from $7.9 million for the same period a year ago primarily due to increased loan volume and reduced funding costs, partially offset by a reduction in loan yield. Provision for loan losses decreased $0.8 million for the three months ended March 31, 2022 compared to 2021 due to lower net charge off activity and loan balance contraction during the first quarter of 2022 as opposed to loan balance growth during the first quarter of 2021. Noninterest expense increased $0.1 million to $5.3 million for the 2022 period compared to $5.2 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense in 2022.

CarBucks

CarBucks provides specialty floor plan inventory financing for more than 1,600 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using the Company’s Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $8,000 per unit, generally has an average 67-day turnover, and generates approximately $300 in financing fees per vehicle which is included in loan interest income.

CarBucks net income decreased $0.4 million to $1.2 million for the three months ended March 31, 2022 compared to $1.6 million for the same three-month period in 2021. Net interest income increased $0.6 million to $4.8 million for the 2022 period from $4.2 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses increased $0.9 million for the three months ended March 31, 2022 compared to 2021 due to increased net charge offs and higher loan balance, partially offset by lower qualitative adjustments. Noninterest expense increased $0.2 million to $2.7 million for the 2022 period compared to $2.4 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense in 2022.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income increased $0.2 million to $0.2 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to increased interest income related to the Company’s taxable investments, partially offset by a decrease in BOLI income.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that, as of March 31, 2022, we have enough sources of liquidity to satisfy our liquidity needs for the next twelve months and thereafter.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At March 31, 2022, cash and cash equivalents totaled $159.2 million. Included in this total was $131.6 million held at the FRB, $1.2 million held at the FHLB, and $21.8 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Investing activities:
Purchases of investments	$(20,730)	$(12,644)
Maturities and principal repayments of investments	3,025	5,495
Net increase in loans	(2,901)	(11,289)
Redemption of other investments, at cost	500	—

Financing activities:
Net increase in deposits	$49,863	$44,077
Repurchase of common stock	—	(2,392)
Dividends paid on common stock	(672)	—

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the three months ended March 31, 2022 or 2021.

At March 31, 2022, we had $322.5 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as March 31, 2022.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of March 31, 2022 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$356,037
Pledgeable marketable securities	122,667
FHLB totals	478,704	$5,000	$473,704
Fed funds lines	49,000	—	49,000
	$527,704	$5,000	$522,704

Capital Resources. Shareholders’ equity decreased $1.0 million to $96.4 million at March 31, 2022 compared to $97.4 million at December 31, 2021. This decrease was primarily attributable to net income of $4.1 million, stock-based compensation of $0.1 million, and stock options exercised of $0.4 million offset by after-tax decreases in market value of AFS investment securities of $4.9 million and dividends declared of $0.7 million.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at March 31, 2022 and December 31, 2021 (dollars in thousands).

	Actual		For Capital Adequacy Purposes (1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Tier 1 Leverage Capital	$127,808	10.52%	$48,575	>4.0%	$60,718	>5.0%
Common Equity Tier 1 Capital	$127,808	12.59%	$71,073	>7.0%	$65,996	>6.5%
Tier 1 Risk-based Capital	$127,808	12.59%	$86,303	>8.5%	$81,226	>8.0%
Total Risk-based Capital	$140,515	13.84%	$106,609	>10.5%	$101,533	>10.0%

As of December 31, 2021:
Tier 1 Leverage Capital	$123,344	10.21%	$48,317	>4.0%	$60,396	>5.0%
Common Equity Tier 1 Capital	$123,344	12.24%	$70,517	>7.0%	$65,480	>6.5%
Tier 1 Risk-based Capital	$123,344	12.24%	$85,628	>8.5%	$80,591	>8.0%
Total Risk-based Capital	$135,951	13.50%	$105,776	>10.5%	$100,739	>10.0%

1)	Includes capital conservation buffer of 2.50%.

The tables below summarize the capital amounts and ratios of the Company and the minimum(1) regulatory requirements in accordance with Basel III at March 31, 2022, and December 31, 2021 (in thousands).

	Actual		For Capital Adequacy Purposes (2)
	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Tier I Leverage Capital	$107,676	8.86%	$48,587	>4.0%
Common Equity Tier 1 Capital	$99,428	9.78%	$71,134	>7.0%
Tier I Risk-based Capital	$107,676	10.60%	$86,378	>8.5%
Total Risk Based Capital	$148,040	14.57%	$106,702	>10.5%

As of December 31, 2021:
Tier I Leverage Capital	$103,730	8.59%	$48,327	>4.0%
Common Equity Tier 1 Capital	$95,482	9.47%	$70,574	>7.0%
Tier I Risk-based Capital	$103,730	10.29%	$85,696	>8.5%
Total Risk Based Capital	$143,963	14.28%	$105,860	>10.5%

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.
(2)	Includes capital conservation buffer of 2.50%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2022, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended March 31, 2022.

Item 1A.	Risk Factors

There have been no material changes to the risk factors that we have previously disclosed in the “Risk Factors” section in our 2021 Form 10-K as filed with the SEC on March 31, 2022.

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

Date: May 16, 2022	GrandSouth Bancorporation
	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)
46