Form 10-Q
period 2022-06-30
GRANDSOUTH BANCORPORATION
filed 2022-08-15
CIK 1126961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number: 000-31937

GrandSouth Bancorporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On August 1, 2022, 5,222,042 shares of the issuer’s common stock, no par value, were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets

Cash and due from banks	$5,036	$2,522
Interest-earning deposits	136,041	120,602
Federal funds sold	1,859	977
Cash and cash equivalents	142,936	124,101

Investments - available for sale	116,137	111,962
Investments - held to maturity	5,990	—
Other investments, at cost	2,626	2,984
Loans receivable, net of deferred fees and costs	952,813	933,475
Allowance for loan losses	(14,100)	(13,723)
Premises and equipment, net	17,655	17,783
Real estate owned	842	842
Accrued interest receivable	4,746	4,808
Bank owned life insurance	14,935	14,778
Net deferred tax asset	5,342	2,968
Goodwill	737	737
Other assets	3,373	3,007

Total assets	$1,254,032	$1,203,722

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$301,487	$280,665
Interest-bearing	809,614	778,376
Total deposits	1,111,101	1,059,041
Federal Home Loan Bank advances	5,000	5,000
Junior subordinated notes	35,924	35,864
Accrued interest payable	254	383
Accrued expenses and other liabilities	5,632	6,029
Total liabilities	1,157,911	1,106,317

Commitments and contingencies (Notes 13 and 23)

Shareholders’ Equity:
Preferred stock - Series A - no par value; 287,895 shares authorized, 282,828 shares issued, and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,209,542 and 5,168,681 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	45,424	44,570
Retained earnings	58,026	51,649
Accumulated other comprehensive income	(7,329)	1,186
Total shareholders’ equity	96,121	97,405
Total liabilities and shareholders’ equity	$1,254,032	$1,203,722

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$13,764	$12,909	$27,345	$26,047
Taxable securities	533	358	999	626
Tax-exempt securities	69	70	138	140
Interest-earning deposits	218	23	258	42
Other	14	31	29	65
Total interest income	14,598	13,391	28,769	26,920

Interest expense:
Deposits	758	803	1,445	1,796
Federal Home Loan Bank advances	5	36	10	71
Junior subordinated notes	450	432	883	865
Total interest expense	1,213	1,271	2,338	2,732
Net interest income	13,385	12,120	26,431	24,188
Provision for loan losses	119	309	427	551
Net interest income after provision for loan losses	13,266	11,811	26,004	23,637

Noninterest income:
Service charges on deposit accounts	368	322	702	590
Bank owned life insurance	78	85	157	177
Net gain on sale of premises and equipment	12	78	36	84
Other	179	283	368	492
Total noninterest income	637	768	1,263	1,343

Noninterest expenses:
Compensation and employee benefits	5,679	4,987	11,216	10,061
Net occupancy	571	584	1,157	1,148
Federal deposit insurance	102	172	218	325
Professional and advisory	1,177	265	1,407	574
Data processing	520	494	1,014	1,027
Marketing and advertising	42	35	111	79
Net cost of operation of real estate owned	13	19	37	129
Other	923	847	1,852	1,727
Total noninterest expenses	9,027	7,403	17,012	15,070
Income before taxes	4,876	5,176	10,255	9,910
Income tax expense	1,183	1,213	2,454	2,353

Net income	3,693	3,963	7,801	7,557
Preferred stock dividends	(39)	(30)	(77)	(60)
Net income applicable to common shareholders	$3,654	$3,933	$7,724	$7,497

Earnings per common share:
Basic	$0.67	$0.73	$1.42	$1.38
Diluted	$0.65	$0.71	$1.37	$1.36

Weighted average common shares outstanding:
Basic	5,201,806	5,134,112	5,192,202	5,167,763
Diluted	5,393,637	5,259,588	5,389,183	5,254,908

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$3,693	$3,963	$7,801	$7,557
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(4,596)	1,095	(10,888)	(901)
Income tax effect related to items of other comprehensive loss	1,001	(238)	2,373	196
Total other comprehensive income (loss), after tax	(3,595)	857	(8,515)	(705)
Comprehensive income (loss)	$98	$4,820	$(714)	$6,852

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

							Accumulated
							Other
	Common Stock		Preferred Stock		Additional	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Paid in Capital	Earnings	Income (Loss)	Total
Balances at December 31, 2021	5,168,681	$—	282,828	$—	$44,570	$51,649	$1,186	$97,405
Net income	—	—	—	—	—	4,108	—	4,108
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,920)	(4,920)
Stock compensation expense	—	—	—	—	130	—	—	130
Stock options exercised	29,861	—	—	—	418	—	—	418
Common stock dividend ($0.13 per share)	—	—	—	—	—	(672)	—	(672)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(38)	—	(38)
Balances at March 31, 2022	5,198,542	$—	282,828	$—	$45,118	$55,047	$(3,734)	$96,431

Net income	—	—	—	—	—	3,693	—	3,693
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,595)	(3,595)
Stock compensation expense	—	—	—	—	144	—	—	144
Stock options exercised	11,000	—	—	—	162	—	—	162
Stock repurchase	—	—	—	—	—	—	—	—
Common stock dividend ($0.13 per share)	—	—	—	—	—	(675)	—	(675)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(39)	—	(39)
Balances at June 30, 2022	5,209,542	$—	282,828	$—	$45,424	$58,026	$(7,329)	$96,121

Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	$—	287,895	$—	$44,868	$40,758	$597	$86,223

Net income	—	—	—	—	—	3,963	—	3,963
Other comprehensive income, net of tax	—	—	—	—	—	—	857	857
Stock compensation expense	—	—	—	—	153	—	—	153
Stock options exercised	29,500	—	—	—	385	—	—	385
Stock repurchase	(75,216)	—	—	—	(1,554)	—	—	(1,554)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(510)	—	(510)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at June 30, 2021	5,127,681	$—	287,895	$—	$43,852	$44,181	$1,454	$89,487

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$7,801	$7,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	724	722
Investment amortization, net	415	678
Provision for loan losses	427	551
Provision for real estate owned	—	87
Stock-based compensation expense	274	308
Income on bank owned life insurance, net	(157)	(177)
Gain on sale of fixed assets	(36)	(84)
Net change in operating assets and liabilities:
Accrued interest receivable	62	209
Other assets	(366)	(1,788)
Accrued interest payable	(129)	(64)
Other liabilities	(397)	832
Net cash provided by operating activities	8,618	8,831

Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(27,225)	(37,013)
Maturities/calls and principal repayments	5,756	14,565
Activity for investment securities held to maturity:
Net increase in loans	(19,602)	(30,489)
Redemption of BOLI policies	—	429
Proceeds from sale of fixed assets	49	87
Purchase of fixed assets	(335)	(726)
Purchase of other investments, at cost	(142)	—
Redemption of other investments, at cost	500	2,026
Net cash used in investing activities	(40,999)	(51,121)

Cash flows from financing activities:
Net increase in deposits	52,060	69,902
Repurchase of common stock	—	(3,946)
Cash received upon exercise of stock options	580	845
Dividends paid on common stock	(1,347)	(1,037)
Dividends paid on preferred stock	(77)	(60)
Net cash provided by financing activities	51,216	65,704
Net change in cash and cash equivalents	18,835	23,414
Cash and cash equivalents, beginning of period	124,101	63,025
Cash and cash equivalents, end of period	$142,936	$86,439

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,283	$2,730
Income taxes	3,380	3,072

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

Pending Acquisition

As described in more detail in Note 11 to the consolidated financial statements, on June 21, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina, pursuant to which the Company will merge with and into First Bancorp (the “Merger”), and the Bank will merge with and into First Bank. The parties anticipate closing the Merger during the fourth quarter of 2022 or the first quarter of 2023.

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

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities as of June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for sale
U.S. government agencies	$27,451	$—	$(1,453)	$25,998
State and municipal obligations	25,930	13	(3,468)	22,475
Mortgage-backed securities - agency	30,245	134	(2,339)	28,040
Collateralized mortgage obligations - agency	24,124	—	(1,079)	23,045
Asset-backed securities	2,311	—	(94)	2,217
Corporate bonds	15,450	12	(1,100)	14,362
Total	$125,511	$159	$(9,533)	$116,137

Held to maturity
U.S. government agencies	$5,990	$—	$(43)	$5,947
Total	$5,990	$—	$(43)	$5,947

	December 31, 2021
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government agencies	$9,479	$—	$(40)	$9,439
State and municipal obligations	$26,011	$959	$(293)	$26,677
Mortgage-backed securities - agency	33,191	316	(89)	33,418
Collateralized mortgage obligations - agency	26,968	535	(68)	27,435
Asset-backed securities	2,599	—	(9)	2,590
Corporate bonds	12,200	360	(157)	12,403
Total	$110,448	$2,170	$(656)	$111,962

There were no HTM securities held as of December 31, 2021.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	June 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Available for sale
U.S. government agencies	$25,998	$1,453	$—	$—	$25,998	$1,453
State and municipal obligations	17,477	2,468	2,806	1,000	20,283	3,468
Mortgage-backed securities - agency	23,034	2,339	—	—	23,034	2,339
Collateralized mortgage obligations - agency	19,812	1,049	3,232	30	23,044	1,079
Asset-backed securities	—	—	2,217	94	2,217	94
Corporate bonds	10,742	1,008	1,609	92	12,351	1,100
	$97,063	$8,317	$9,864	$1,216	$106,927	$9,533

Held to maturity
U.S. government agencies	$5,947	$43	$—	$—	$5,947	$43
	$5,947	$43	$—	$—	$5,947	$43

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agencies	$9,439	$40	$—	$—	$9,439	$40
State and municipal obligations	8,083	293	—	—	8,083	293
Mortgage-backed securities - agency	18,346	89	—	—	18,346	89
Collateralized mortgage obligations - agency	11,687	68	—	—	11,687	68
Asset-backed securities	—	—	2,590	9	2,590	9
Corporate bonds	4,793	157	—	—	4,793	157
	$52,348	$647	$2,590	$9	$54,938	$656

There were no HTM securities held as of December 31, 2021.

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below as of the dates indicated:

	June 30, 2022
	Less Than 12 Months	More Than 12 Months	Total
Available for sale
U.S. government agencies	8	—	8
State and municipal obligations	21	3	24
Mortgage-backed securities - agency	16	—	16
Collateralized mortgage obligations - agency	12	2	14
Asset-backed securities	—	2	2
Corporate bonds	26	5	31
	83	12	95

Held to maturity
U.S. government agencies	2	—	2
	2	—	2

	December 31, 2021
	Less Than 12 Months	More Than 12 Months	Total
U.S. government agencies	3	—	3
State and municipal obligations	8	—	8
Mortgage-backed securities - agency	7	—	7
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	10	—	10
	33	2	35

Management of the Company believes all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

There were no AFS or HTM investment security sales for the three or six months ended June 30, 2022 or 2021.

The amortized cost and estimated fair value of AFS investments in debt securities at June 30, 2022, by contractual maturity, are shown below (in thousands).

	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 1 year through 5 years	$17,971	$17,413	$5,990	$5,947
Over 5 years through 10 years	31,558	28,658	—	—
Over 10 years	19,302	16,764	—	—
Total securities other than asset-backed and mortgage-backed securities	68,831	62,835	5,990	5,947

Mortgage-backed securities	30,245	28,040	—	—
Collaterized mortgage obligations	24,124	23,045	—	—
Asset-backed securities	2,311	2,217	—	—
Total	$125,511	$116,137	$5,990	$5,947

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There was $0.5 million of AFS securities pledged against deposits and borrowings at June 30, 2022 and December 31, 2021. There were no HTM securities pledged against deposits and borrowings at June 30, 2022 and December 31, 2021.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	June 30,	December 31,
	2022	2021
Federal Home Loan Bank stock	$790	$733
Investment in Trust Preferred Securities	247	247
Certificates of deposit	1,004	1,504
Other investments	585	500
Total other investments, at cost	$2,626	$2,984

Certificates of deposit totaling $0.3 million and $1.3 million were pledged against customer deposits at June 30, 2022 and December 31, 2021, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
Real estate loans:
One-to four-family residential	$145,229	$132,836
Commercial real estate	411,190	423,552
Home equity loans and lines of credit	21,389	21,568
Residential construction	36,443	38,881
Other construction and land	82,223	75,682
Total real estate loans	696,474	692,519
Commercial and industrial	250,584	234,355
Consumer	6,275	7,129
Total commercial and consumer	256,859	241,484
Loans receivable, gross	953,333	934,003
Net deferred loan fees	(520)	(528)
Loans receivable, net of deferred fees	$952,813	$933,475

Commercial loans includes PPP loans with recorded investments of zero and $1.3 million as of June 30, 2022 and December 31, 2021, respectively.

The Bank had $71.9 million and $46.6 million of loans pledged as collateral to secure funding with the FHLB at June 30, 2022 and December 31, 2021, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,343	$4,570	$227	$404	$857	$6,375	$173	$13,949
Provision	(18)	18	16	(3)	21	82	3	119
Charge-offs	—	—	—	—	—	(182)	(10)	(192)
Recoveries	106	—	—	—	—	118	—	224
Ending balance	$1,431	$4,588	$243	$401	$878	$6,393	$166	$14,100

	Three Months Ended June 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,270	$4,411	$207	$320	$918	$5,615	$218	$12,959
Provision	(47)	303	19	52	(158)	99	41	309
Charge-offs	1	—	—	—	—	(98)	—	(97)
Recoveries	3	—	—	—	17	134	—	154
Ending balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325

	Six Months Ended June 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723
Provision	(40)	(152)	(3)	(29)	35	627	(11)	427
Charge-offs	—	—	—	—	—	(529)	(10)	(539)
Recoveries	108	52	—	—	19	310	—	489
Ending balance	$1,431	$4,588	$243	$401	$878	$6,393	$166	$14,100

	Six Months Ended June 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	(60)	155	(5)	(17)	(83)	437	124	551
Charge-offs	(29)	—	—	—	—	(204)	—	(233)
Recoveries	19	—	—	—	17	399	—	435
Ending balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	June 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$17	$—	$—	$—	$—	$—	$—	$17
Collectively evaluated for impairment	1,414	4,588	243	401	878	6,393	166	14,083
	$1,431	$4,588	$243	$401	$878	$6,393	$166	$14,100

Loans receivable
Individually evaluated for impairment	$618	$1,825	$—	$—	$—	$—	$—	$2,443
Collectively evaluated for impairment	144,347	408,666	21,419	36,300	81,973	251,289	6,376	950,370
	$144,965	$410,491	$21,419	$36,300	$81,973	$251,289	$6,376	$952,813

	December 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$20	$—	$—	$—	$—	$—	$—	$20
Collectively evaluated for impairment	1,343	4,688	246	430	824	5,985	187	13,703
	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723

Loans receivable
Individually evaluated for impairment	$735	$2,080	$—	$—	$—	$28	$—	$2,843
Collectively evaluated for impairment	131,870	420,797	21,601	38,750	75,349	235,028	7,237	930,632
	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

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

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, purchased student loans for which there is a 98% guarantee, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment. Following the sale of $24.6 million of the purchased student loans during the fourth quarter of 2021, as of December 31, 2021, the balance of purchased student loans was $0.7 million, which decreased to zero as of June 30, 2022.

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	June 30, 2022
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$308	$157	$465
2	—	232	—	—	—	249	—	481
3	6,345	36,032	3,409	—	3,306	12,102	50	61,244
4	117,287	304,414	15,776	30,096	64,310	103,174	5,062	640,119
5	18,971	65,004	1,942	6,204	14,357	132,274	1,064	239,816
6	1,677	2,881	292	—	—	2,854	16	7,720
7	685	1,928	—	—	—	328	27	2,968
Total	$144,965	$410,491	$21,419	$36,300	$81,973	$251,289	$6,376	$952,813

	December 31, 2021
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$306	$191	$497
2	—	245	—	—	—	247	—	492
3	8,719	39,770	3,477	—	3,959	11,071	53	67,049
4	103,893	313,071	16,013	35,707	57,750	102,246	5,461	634,141
5	17,482	60,576	1,715	3,043	13,640	119,455	1,434	217,345
6	1,433	6,729	318	—	—	1,123	44	9,647
7	1,078	2,486	78	—	—	608	54	4,304
Total	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$39	$—	$39	$144,926	$144,965
Commercial real estate	—	—	—	—	410,491	410,491
Home equity and lines of credit	—	—	—	—	21,419	21,419
Residential construction	—	—	—	—	36,300	36,300
Other construction and land	—	—	—	—	81,973	81,973
Commercial	—	—	54	54	251,235	251,289
Consumer	—	—	—	—	6,376	6,376
Total	$—	$39	$54	$93	$952,720	$952,813

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$50	$50	$132,555	$132,605
Commercial real estate	—	—	—	—	422,877	422,877
Home equity and lines of credit	—	—	—	—	21,601	21,601
Residential construction	—	—	—	—	38,750	38,750
Other construction and land	—	—	—	—	75,349	75,349
Commercial	54	—	—	54	235,002	235,056
Consumer	—	—	590	590	6,647	7,237
Total	$54	$—	$640	$694	$932,781	$933,475

The decrease in past due consumer loans is primarily attributable to the sale of the purchased student loan portfolio, the balance of which, as of December 31, 2021, was $0.7 million, and decreased to zero as of June 30, 2022.

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of June 30, 2022 and December 31, 2021 (in thousands).

	June 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a valuation allowance
One-to-four family residential	$276	$276	$—	$387	$387	$—
Commercial real estate	1,825	1,825	—	2,080	2,132	—
Commercial	—	—	—	28	28	—
	2,101	2,101	—	2,495	2,547	—

Loans with a valuation allowance
One-to-four family residential	342	342	17	348	348	20
	342	342	17	348	348	20

Total
One-to-four family residential	618	618	17	735	735	20
Commercial real estate	1,825	1,825	—	2,080	2,132	—
Commercial	—	—	—	28	28	—
	$2,443	$2,443	$17	$2,843	$2,895	$20

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$277	$3	$282	$3
Commercial real estate	1,857	24	1,542	18
	2,134	27	1,824	21

Loans with a valuation allowance
One-to-four family residential	343	3	356	3
	343	3	356	3

Total
One-to-four family residential	620	6	638	6
Commercial real estate	1,857	24	1,542	18
	$2,477	$30	$2,180	$24

	Six Months Ended June 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$278	$6	$283	$6
Commercial real estate	1,885	47	1,562	40
	2,163	53	1,845	46

Loans with a valuation allowance
One-to-four family residential	344	6	357	6
	344	6	357	6

Total
One-to-four family residential	622	12	640	12
Commercial real estate	1,885	47	1,562	40
	$2,507	$59	$2,202	$52

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	June 30,	December 31,
	2022	2021
One-to-four family residential	$24	$107
Commercial real estate	—	767
Commercial	289	473
Consumer	—	2
Nonperforming loans	$313	$1,349

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	June 30, 2022
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$563	$—	$563
Commercial real estate	911	—	911
Commercial	198	101	299
Consumer	10	—	10
	$1,682	$101	$1,783

	December 31, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$577	$—	$577
Commercial real estate	961	—	961
Commercial	205	110	315
Consumer	37	2	39
	$1,780	$112	$1,892

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

There were no new TDR modifications during the three months ended June 30, 2022 and 2021. There were no new TDR modifications during the six months ended June 30, 2022.

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Six months ended June 30, 2021
	Interest rate concession	1	$357	$357

During the three and six month period ending June 30, 2022 or 2021, no loans previously modified as TDRs within the previous 12 months defaulted.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the Six Months Ended June 30,				As of and for the Year Ended December 31
	2022		2021		2021
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$301,487	$—	$252,050	$—	$280,665	$—
Interest-bearing demand	65,557	51	72,236	84	52,479	167
Money Market	543,606	1,086	440,716	915	500,862	1,888
Savings	16,720	8	13,038	6	16,106	13
Time Deposits	183,731	300	238,342	791	208,929	1,192
	$1,111,101	$1,445	$1,016,382	$1,796	$1,059,041	$3,260

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2022, commitments to extend credit and standby letters of credit totaled $330.1 million. We do not anticipate any material losses as a result of these transactions.

During 2021, the Company entered into an agreement to fund capital contributions of up to $1 million with a financial technology company. As of June 30, 2022, $85 thousand of the commitment has been funded. The Company has accounted for its ownership in the financial technology company as an equity security in accordance with FASB ASC Subtopic 946-323. The funded balance is included in other investments, at cost on the accompanying consolidated balance sheets. The Company has unfunded commitments of $0.9 million related to this agreement as of June 30, 2022.

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

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$3,693	$3,963	$7,801	$7,557
Preferred stock dividends	(39)	(30)	(77)	(60)
Net income applicable to common equity	3,654	3,933	7,724	7,497

Undistributed earnings allocated to participating securities	(161)	(190)	(345)	(357)
Net income applicable to common shareholders	$3,493	$3,743	$7,379	$7,140

Denominator:
Basic - Total weighted-average basic shares outstandings	5,201,806	5,134,112	5,192,202	5,167,763
Stock options	191,831	125,476	196,981	87,145
Diluted - Total weighted-average diluted shares outstanding	5,393,637	5,259,588	5,389,183	5,254,908

Basic income per share	$0.67	$0.73	$1.42	$1.38
Diluted income per share	$0.65	$0.71	$1.37	$1.36

The Company excluded 134,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $26.31 from the computation of diluted earnings per share for the three and six months ended June 30, 2022 because of their antidilutive effect.

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

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$(3,734)	$(3,734)	$1,186	$1,186
Change in net unrealized holding gains on AFS securities	(4,596)	(4,596)	(10,888)	(10,888)
Income tax effect	1,001	1,001	2,373	2,373
Balance, end of period	$(7,329)	$(7,329)	$(7,329)	$(7,329)

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$597	$597	$2,159	$2,159
Change in net unrealized holding losses on AFS securities	1,095	1,095	(901)	(901)
Income tax effect	(238)	(238)	196	196
Balance, end of period	$1,454	$1,454	$1,454	$1,454

There were no line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income in the three or six months ended June 30, 2022 and 2021.

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

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended June 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$8,789	$5,205	$604	$14,598
Interest expense	7	756	450	1,213
Net interest income	8,782	4,449	154	13,385
Provision for loan losses	157	(38)	—	119
Noninterest income	502	57	78	637
Noninterest expense	5,325	2,786	916	9,027
Net income before taxes	3,802	1,758	(684)	4,876
Income tax expense	878	425	(120)	1,183
Net income	$2,924	$1,333	$(564)	$3,693

Total assets	$1,010,324	$106,307	$137,401	$1,254,032

	As of and for the Three Months Ended June 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,449	$4,512	$430	$13,391
Interest expense	499	340	432	1,271
Net interest income	7,950	4,172	(2)	12,120
Provision for loan losses	68	241	—	309
Noninterest income	577	38	153	768
Noninterest expense	4,941	2,440	22	7,403
Net income before taxes	3,518	1,529	129	5,176
Income tax expense	826	356	31	1,213
Net income	$2,692	$1,173	$98	$3,963

Total assets	$930,199	$86,833	$146,439	$1,163,471

	As of and for the Six Months Ended June 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$17,118	$10,511	$1,140	$28,769
Interest expense	210	1,245	883	2,338
Net interest income	16,908	9,266	257	26,431
Provision for loan losses	(167)	594	—	427
Noninterest income	985	121	157	1,263
Noninterest expense	10,615	5,465	932	17,012
Net income before taxes	7,445	3,328	(518)	10,255
Income tax expense	1,782	796	(124)	2,454
Net income	$5,663	$2,532	$(394)	$7,801

Total assets	$1,010,324	$106,307	$137,401	$1,254,032

	As of and for the Six Months Ended June 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$17,026	$9,125	$769	$26,920
Interest expense	1,162	705	865	2,732
Net interest income	15,864	8,420	(96)	24,188
Provision for loan losses	591	(40)	—	551
Noninterest income	1,024	75	244	1,343
Noninterest expense	10,158	4,875	37	15,070
Net income before taxes	6,139	3,660	111	9,910
Income tax expense	1,457	869	27	2,353
Net income	$4,682	$2,791	$84	$7,557

Total assets	$930,199	$86,833	$146,439	$1,163,471

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$25,998	$—	$25,998
State and municipal obligations	—	22,475	—	22,475
Mortgage-backed securities - agency	—	28,040	—	28,040
Collateralized mortgage obligations - agency	—	23,045	—	23,045
Asset-backed securities	—	2,217	—	2,217
Corporate bonds	—	—	14,362	14,362
Total recurring assets at fair value	$—	$101,775	$14,362	$116,137

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$9,439	$—	$9,439
State and municipal obligations	—	26,677	—	26,677
Mortgage-backed securities - agency	—	33,418	—	33,418
Collateralized mortgage obligations - agency	—	27,435	—	27,435
Asset-backed securities	—	2,590	—	2,590
Corporate bonds	—	—	12,403	12,403
Total recurring assets at fair value	$—	$99,559	$12,403	$111,962

There were no financial liabilities measured at fair value on a recurring basis as of June 30, 2022 or December 31, 2021.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Balance at beginning of period	$14,829	$5,093	$12,403	$4,605
Corporate bond additions	500	2,450	3,250	2,950
Corporate bond fair value adjustments	(967)	61	(1,291)	49
Balance at end of period	$14,362	$7,604	$14,362	$7,604

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Real estate owned:
Other construction and land	$—	$—	$842	$842
Total	$—	$—	$842	$842

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$106	$106
Commercial real estate	—	—	630	630
Commercial	—	—	28	28
Real estate owned:
Other construction and land	—	—	842	842
Total	$—	$—	$1,606	$1,606

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 or December 31, 2021.

Impaired loans totaling $2.4 million at June 30, 2022 and $2.1 million at December 31, 2021 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at June 30, 2022 and December 31, 2021.

			June 30, 2022	December 31, 2021
	Valuation Technique	Unobservable Input	General Range	General Range
Impaired loans	Discounted Appraisals	Collateral discounts	N/A	0% - 15%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	10% - 43%	10% - 43%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	0% - 13%	0% - 4%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

		Fair Value Measurements at June 30, 2022
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$142,936	$142,936	$142,936	$—	$—
Securities available for sale	116,137	116,137	—	101,775	14,362
Securities held to maturity	5,990	5,947	—	5,947	—
Loans receivable	952,813	936,240	—	—	936,240
Other investments, at cost	2,626	2,626	—	2,626	—
Accrued interest receivable	4,746	4,746	—	4,746	—
BOLI	14,935	14,935	—	14,935	—

Liabilities:
Demand deposits, money market and savings	$927,370	$927,370	$—	$927,370	$—
Time deposits	183,731	182,740	—	182,740	—
Federal Home Loan Bank advances	5,000	5,190	—	5,190	—
Junior subordinated debentures	35,924	34,357	—	34,357	—
Accrued interest payable	254	254	—	254	—

		Fair Value Measurements at December 31, 2021
	Carrying
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$124,101	$124,101	$124,101	$—	$—
Securities available for sale	111,962	111,962	—	99,559	12,403
Loans receivable, net	933,475	923,958	—	—	923,958
Other investments, at cost	2,984	2,984	—	2,984	—
Accrued interest receivable	4,808	4,808	—	4,808	—
BOLI	14,778	14,778	—	14,778	—

Liabilities:
Demand deposits, money market and savings	$850,112	$850,112	$—	$850,112	$—
Time deposits	208,929	209,005	—	209,005	—
Federal Home Loan Bank advances	5,000	5,054	—	5,054	—
Junior subordinated debentures	35,864	36,113	—	36,113	—
Accrued interest payable	383	383	—	383	—

NOTE 11. BUSINESS COMBINATIONS

On June 21, 2022, the Company entered into the Merger Agreement with First Bancorp, pursuant to which the Company will merge with and into First Bancorp and the Bank will merge with and into First Bank. As of June 21, 2022, the aggregate merger consideration had a total value of approximately $181.1 million, or $31.43 per share. As of June 30, 2022, the aggregate merger consideration had a total value of approximately $183.1 million, or $31.76 per share.

Upon closing, outstanding and unexercised Company stock options will be converted into stock options to purchase the number of shares of First Bancorp common stock equal to the product of the number of shares of the Company’s common stock underlying the stock option immediately prior to closing and 0.910. The exercise price per share of the resulting First Bancorp stock option will be equal to the exercise price of the converted Company stock option divided by 0.910. Any converted stock option being less than a whole share of First Bancorp stock being cancelled for a cash payment.

The Merger Agreement was unanimously approved by the boards of directors of each of the Company and First Bancorp. The closing of the Merger is subject to the approval of the Company’s shareholders, obtaining the requisite regulatory approvals and other customary closing conditions. The parties anticipate closing the Merger during the fourth quarter of 2022 or the first quarter of 2023.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety be reference to the Merger Agreement, which is incorporated as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to June 30, 2022. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the item noted below.

On July 18, 2022, the Company’s Board of Directors approved regular cash dividends of $0.13 per common share and $0.1365 per Series A preferred share payable on August 18, 2022 to shareholders of record on August 4, 2022.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1932 (the “Exchange Act”), which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “continue,” “seek,” “could,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to (i) our goals, intentions, business plans, objectives, strategies, projected growth, anticipated future financial performance (including underlying assumptions), and management’s long-term performance goals, (ii) the anticipated effects or consequences of various transactions or events on our results of operations and financial condition, including, but not limited to, statements regarding our outlook and expectations with respect to our planned Merger with First Bancorp, the strategic and financial benefits of the Merger, including the expected impact of the Merger on the combined company’s scale, deposit franchise, growth and future financial performance, and the timing of the closing of the Merger.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding;
•	Changes in deposit flows;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into potential new markets;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and Democratic control of Congress;
•	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, including, but not limited to, due to the continuing negative impacts and disruptions resulting from the outbreak of COVID-19 on the economies and communities we serve, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;
•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;

•	Changes in monetary and tax policies;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies, practices or guidelines;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics (including the potential continuing negative effects of COVID-19 on trade), supply chains disruptions in transportation, war or terrorist activities, essential utility outages or trade disputes and tariffs;
•	the failure to obtain necessary regulatory approvals with respect to the Merger when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
•	the failure of either company to satisfy any of the other closing conditions to the Merger on a timely basis or at all;
•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•	the possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we and First Bancorp do business, or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger;
•	the outcome of any legal proceedings that may be instituted against us and/or First Bancorp in connection with the Merger;
•	the integration of our business and operations with First Bancorp, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing business or the existing business of First Bancorp;
•	business disruptions following the Merger;
•	other factors that may affect future results of the combined company including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; changes in general economic conditions, including due to the COVID-19 pandemic; the impact, extent and timing of technological changes; capital management activities; and other actions of the banking regulators and legislative and regulatory actions and reforms; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Critical Accounting Estimates

Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2022 have remained unchanged from the disclosures presented in our 2021 Form 10-K. Refer to Note 1 in the notes to the consolidated financial statements included under Item 1 -“Financial Statements” of this Form 10-Q for more information about recent accounting updates.

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

Discussion of Financial Condition

General

Total assets increased $50.3 million to $1.3 billion at June 30, 2022, or 4.18%, from December 31, 2021. This increase in assets was primarily due to increases in cash and cash equivalents of $18.8 million and loans of $19.3 million.

Total liabilities increased $51.6 million to $1.2 billion at June 30, 2022, or 4.66%, from December 31, 2021, due primarily to increases in total deposits of $52.1 million, which includes increases in interest-bearing deposits of $31.2 million.

Total shareholders’ equity decreased $1.3 million to $96.1 million, or 4.18%, from December 31, 2021, due changes in the fair value of AFS investments and payment of dividends partially offset by normal retention of earnings, exercise of stock options, and stock-based compensation expense. Book Value per common share decreased $0.39 to $18.22 at June 30, 2022 from $18.61 at December 31, 2021. Tangible book value per common share, a non-GAAP measure, also decreased $0.39 to $18.08 at June 30, 2022 from $18.47 at December 31, 2021.

The following is a reconciliations of book value to book value per common share and book value to tangible book value per common share for the periods indicated:

	As Of
(in thousands, except share data)	June 30, 2022	December 31, 2021
Book Value (GAAP)	$96,121	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	94,917	96,201
Outstanding common shares	5,209,542	5,168,681
Book Value Per Common Share	$18.22	$18.61

Book Value (GAAP)	$96,121	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	94,917	96,201
Goodwill and intangibles	(737)	(737)
Book Value Attributable to Common Shares (Tangible)	$94,180	$95,464
Outstanding common shares	5,209,542	5,168,681
Tangible Book Value Per Common Share	$18.08	$18.47

Cash and Cash Equivalents

Total cash and cash equivalents increased $18.8 million to $142.9 million at June 30, 2022 from $124.1 million at December 31, 2021, primarily due to the increase in customer deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will continue to hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as either AFS or HTM. The following table shows the amortized cost and fair value for our AFS and HTM investment portfolios at the dates indicated (in thousands).

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. government agencies	$27,451	$25,998	$9,479	$9,439
State and municipal obligations	25,930	22,475	26,011	26,677
Mortgage-backed securities - agency	30,245	28,040	33,191	33,418
Collateralized mortgage obligations - agency	24,124	23,045	26,968	27,435
Asset-backed securities	2,311	2,217	2,599	2,590
Corporate bonds	15,450	14,362	12,200	12,403
	$125,511	$116,137	$110,448	$111,962

Held to maturity
U.S. government agencies	$5,990	$5,947	$—	$—
	$5,990	$5,947	$—	$—

AFS investment securities increased $4.2 million, or 3.73%, to $116.1 million at June 30, 2022 from $112.0 million at December 31, 2021. During the six months ended June 30, 2022, $3.3 million of AFS corporate bonds and $18.0 of AFS U.S. government agencies were purchased. HTM investment securities increased $6.0 million, to $6.0 million at June 30, 2022 from zero million at December 31, 2021. During the six months ended June 30, 2022, $6.0 million of HTM U.S. government agencies were purchased. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

Management of the Company believes all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

The composition and maturities of the AFS and HTM investment securities portfolios at June 30, 2022 are summarized in the following table (in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The composition and maturity distribution of the securities portfolio is subject to change depending on rate sensitivity, capital, and liquidity needs. The weighted average yield for the month ended June 30, 2022 was calculated using net income (interest accrual plus or minus accretion/amortization) divided by ending book value.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale
U.S. government agencies	$—	0.00%	$17,971	1.48%	$9,480	1.31%	$—	0.00%	$27,451	1.42%
State and municipal obligations	—	0.00%	—	0.00%	7,378	2.05%	18,552	2.35%	25,930	2.26%
Mortgage-backed securities - agency	—	0.00%	147	3.82%	7,887	1.57%	22,211	1.45%	30,245	1.49%
Collateralized mortgage obligations - agency	—	0.00%	—	0.00%	12,214	2.20%	11,910	-0.11%	24,124	1.06%
Asset-backed securities	—	0.00%	—	0.00%	513	1.33%	1,798	1.67%	2,311	1.60%
Corporate bonds	—	0.00%	—	0.00%	14,700	4.03%	750	4.92%	15,450	4.07%
Total securities available-for-sale	$—	0.00%	$18,118	1.50%	$52,172	2.43%	$55,221	1.47%	$125,511	1.87%

Held to maturity
U.S. government agencies	$—	0.00%	$5,990	2.57%	$—	0.00%	$—	0.00%	$5,990	2.57%
Total securities held to maturity	$—	0.00%	$5,990	2.57%	$—	0.00%	$—	0.00%	$5,990	2.57%

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

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Real estate mortgage loans:
One-to four-family residential	$145,229	15.23	$132,836	14.22
Commercial real estate	411,190	43.13	423,552	45.36
Home equity loans and lines of credit	21,389	2.24	21,568	2.31
Residential construction	36,443	3.82	38,881	4.16
Other construction and land	82,223	8.62	75,682	8.10
Commercial	250,584	26.30	234,355	25.09
Consumer	6,275	0.66	7,129	0.76
Loans receivable, gross	953,333	100.00	934,003	100.00
Net deferred loan costs (fees)	(520)		(528)

Loans receivable, net of deferred fees	$952,813		$933,475

Commercial real estate loan balances contracted during year to date primarily due to significant paydowns of existing loans.

Included in commercial loans are PPP loans totaling zero and $1.3 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, all PPP loans were paid off or forgiven by the SBA.

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

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had no loans 90 days or more past due and still accruing interest as of June 30, 2022. We had no loans 90 days or more past due that are still accruing interest as of December 31, 2021 that are not 98% guaranteed by the issuing agency. The decrease in past due consumer loans is primarily attributable to the sale of the purchased student loan portfolio, the balance of which, as of December 31, 2021, was $0.7 million, and decreased to zero as of June 30, 2022.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and Over	Total
June 30, 2022
One-to-four family residential	$—	$39	$—	$39
Commercial	—	—	54	54
Total delinquent loans	$—	$39	$54	$93
Percent of total loans, net	0.00%	0.00%	0.01%	0.01%

December 31, 2021
One-to-four family residential	$—	$—	$50	$50
Commercial	54	—	—	54
Consumer	—	—	590	590
Total	$54	$—	$640	$694
Percent of total loans, net	0.01%	0.00%	0.07%	0.07%

Total delinquencies as a percentage of loans decreased from 0.07% at December 31, 2021 to 0.01% at June 30, 2022. Delinquent loans decreased $0.6 million, or 86.60%, to $0.1 million at June 30, 2022 from $0.7 million at December 31, 2021. We continue to focus on collection efforts and favorable resolutions.

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

	June 30,	December 31,
	2022	2021
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$24	$107
Commercial	—	767
Commercial	289	473
Consumer	—	2
Total nonperforming loans	313	1,349

REO:
Other construction and land	842	842
Total foreclosed real estate	842	842
Total nonperforming assets	$1,155	$2,191

TDRs still accruing	$1,682	$1,780

Ratios:
Nonperforming loans to total loans	0.03%	0.14%
Nonperforming assets to total assets	0.09%	0.18%

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

	June 30,	December 31,
	2022	2021
Classified loans:
Substandard	$2,968	$4,304
Doubtful	—	—
Loss	—	—
Total classified loans:	2,968	4,304
Special mention	7,720	9,647
Total criticized loans	$10,688	$13,951

Total classified loans as a % of total loans, net	0.31%	0.46%
Total criticized loans as a % of total loans, net	1.12%	1.49%

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

The allowance for homogenous loans consists of a base loss reserve and a qualitative reserve. The loss rates for the base loss reserve, segmented into seven loan categories, contain average net loss rates ranging from approximately 0.00% to 0.54%.

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

Qualitative reserve adjustment factors are decreased for favorable trends and increased for unfavorable trends. There is no certainty that our allowance for loan losses will be appropriate over time to cover losses in our portfolio as economic and market conditions may ultimately differ from our reasonable and supportable forecast.

The following table summarizes the net charge-off detail as a percentage of average loans by loan composition for the periods indicated (in thousands).

	Six Months Ended June 30,
	2022		2021
	Amount	Percent	Amount	Percent
Real Estate:
One-to-four family residential	$(108)	-0.06%	$10	0.01%
Commercial real estate	(52)	-0.01%	—	0.00%
Home equity loans and lines of credit	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Other construction and land	(19)	-0.02%	(17)	-0.02%
Commercial	219	0.07%	(195)	-0.06%
Consumer	10	0.11%	—	0.00%
Total	$50		$(202)

Ratios:
Net charge-offs to average loans outstanding		0.01%		(0.02)%
Allowance to nonperforming loans at period end (1)		4504.79%		987.77%
Allowance to total loans at period end		1.48%		1.47%

(1)	At June 30, 2022, total nonperforming loans were comprised of nonaccrual loans and loans 90 days past due and still accruing.

Our allowance as a percentage of total loans increased to 1.48% at June 30, 2022 from 1.47% at December 31, 2021, and 1.47% at June 30, 2021, primarily as the result of loan growth in our CarBucks segment, which maintains a higher reserve allocation.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of nonperforming loans increased to 4,504.79% at June 30, 2022 from 1,017.27% at December 31, 2021 primarily as the result of the decreased balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	June 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$301,487	27.1	$280,665	26.5
Interest-bearing demand	65,557	5.9	52,479	5.0
Money Market	543,606	49.0	500,862	47.3
Savings	16,720	1.5	16,106	1.5
Time Deposits	183,731	16.5	208,929	19.7
	$1,111,101	100.0	$1,059,041	100.0

At June 30, 2022 and December 31, 2021, we estimate that we have approximately $443.8 million and $393.8 million, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, these amounts are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

As indicated in the above table, deposit balances increased approximately $52.1 million, or 4.92%, for the six months ended June 30, 2022 compared to December 31, 2021. The increase in total deposits was mainly attributable to the $42.7 million, or 8.53%, increase in money market accounts, the $13.1 million, or 24.92%, increase in interest-bearing demand accounts and $20.8 million, or 7.42%, increase in noninterest-bearing demand accounts, partially offset by a $25.2 million, or 12.06%, decline in time deposits.

Discussion of Results of Operation

Comparison of the Three Months Ended June 30, 2022 and June 30, 2021.

General

Net income for the three months ended June 30, 2022 was $3.7 million, compared to $4.0 million for the same period in 2021. The decrease in net income for the period was primarily the result of increases in noninterest expenses totaling $1.6 million, partially offset by an increase in net interest income of $1.3 million. Of noninterest expenses during second quarter, $0.9 million is related to the Company’s pending merger with First Bancorp.

Net Interest Income

Net interest income increased $1.3 million, or 10.44%, to $13.4 million for the three months ended June 30, 2022, compared to $12.1 million for the same period in 2021. The increase in net interest income was primarily due to a higher volume in CarBucks loans and yields on taxable investments and federal funds sold and other interest earning deposits. This was partially offset by the decline in yields on our CarBucks loans and the increase in money market account interest rates.

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

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$825,660	$8,559	4.16%	$817,045	$8,397	4.12%
Loans, Carbucks(2)	108,963	5,205	19.16%	82,789	4,512	21.86%
Investments - taxable	112,285	533	1.90%	118,227	358	1.21%
Investments - tax exempt(3)	11,141	88	3.17%	12,648	89	2.82%
Federal funds sold and other interest earning deposits	155,351	218	0.56%	76,508	23	0.12%
Other investments, at cost	2,618	14	2.14%	5,248	31	2.37%

Total interest-earning assets	1,216,018	14,617	4.82%	1,112,465	13,410	4.84%

Noninterest-earning assets	36,844			37,716

Total assets	$1,252,862			$1,150,181

Interest-bearing liabilities:
Savings accounts	$16,999	$4	0.09%	$12,560	$3	0.10%
Time deposits	192,422	144	0.30%	249,266	296	0.48%
Money market accounts	545,251	583	0.43%	427,155	462	0.43%
Interest bearing transaction accounts	58,774	27	0.18%	67,423	42	0.25%
Total interest bearing deposits	813,446	758	0.37%	756,404	803	0.43%

FHLB advances	5,000	5	0.40%	16,000	36	0.91%
Junior subordinated debentures	35,906	450	5.03%	35,786	432	4.84%
Other borrowings	1	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	854,353	1,213	0.57%	808,190	1,271	0.63%

Noninterest-bearing deposits	295,671			248,506

Other non interest bearing liabilities	5,499			5,780

Total liabilities	1,155,523			1,062,476
Total equity	97,339			87,705

Total liabilities and equity	$1,252,862			$1,150,181

Tax-equivalent net interest income		$13,404			$12,139

Net interest-earning assets(4)	$361,665			$304,275

Average interest-earning assets to interest-bearing liabilities	142.33%			137.65%

Tax-equivalent net interest rate spread(5)			4.25%			4.21%
Tax-equivalent net interest margin(6)			4.42%			4.38%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $19,000 and $19,000 for the three months ended June 30, 2022 and 2021, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended June 30, 2022
	Compared to the Three Months Ended June 30, 2021
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank (1)	$89	$73	$162
Loans - CarBucks (1)	1,300	(607)	693
Investment - taxable	(19)	194	175
Investments - tax exempt (2)	(11)	10	(1)
Interest-earning deposits	43	152	195
Other investments, at cost	(14)	(3)	(17)
Total interest-earning assets	1,388	(181)	1,207

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	(58)	(94)	(152)
Money market accounts	126	(5)	121
Interest bearing transaction accounts	(5)	(10)	(15)
FHLB advances	(17)	(14)	(31)
Junior subordinated debentures	1	17	18
Other borrowings	1	—	1
Total interest-bearing liabilities	49	(106)	(57)
Change in tax-equivalent net interest income	$1,339	$(75)	$1,264

(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses increased to $13.4 million for the three months ended June 30, 2022, compared to $12.1 million for the same period in 2021, due to improvements in volume, partially offset by unfavorable movements in interest rates.

The increase in tax-equivalent net interest income of $1.3 million related to volume was primarily the result of higher average loan (both Core Bank and CarBucks) which increased $34.8 million, and a $56.8 million decrease in average time deposits for the three months ended June 30, 2022 compared to the same period in 2021. The increase in average loan and taxable investment balances was partially offset by increases of $118.1 million in money market balances.

The decrease in tax-equivalent net interest income of $0.1 million related to rate was primarily the result of decreased yields on CarBucks loans, partially offset by increased yields on investments and interest-earning deposits and decreased costs on time deposits.

Our tax-equivalent net interest margin was 4.42% for the three months ended June 30, 2022, compared to 4.38% for the same period in 2021, an increase of four basis points. The increase in net interest margin was primarily attributable to higher average loan balances combined with interest rate reductions on our cost of funds partially offset by reduced yields on our CarBucks loans.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended June 30, 2022 of $0.1 million due to organic loan growth. This compares to a $0.3 million provision for loan losses in for the same period in 2021. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Service charges on deposit accounts	$368	$322	$46
Bank owned life insurance	78	85	(7)
Net gain on sale of premises and equipment	12	78	(66)
Other noninterest income	179	283	(104)
Total noninterest income	$637	$768	$(131)

Our noninterest income decreased $0.1 million to $0.6 million in the three months ended June 30, 2022, compared to the same period in 2021 due primarily to decreases in net gain on sale of premises and equipment and other noninterest income, partially offset by an increase in service charges on deposit accounts.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Compensation and employee benefits	$5,679	$4,987	$692
Net occupancy	571	584	(13)
Federal deposit insurance	102	172	(70)
Professional and advisory	1,177	265	912
Data processing	520	494	26
Marketing and advertising	42	35	7
Net cost of operation of real estate owned	13	19	(6)
Other noninterest expense	923	847	76
Total noninterest expenses	$9,027	$7,403	$1,624

Our noninterest expense increased $1.6 million to $9.0 million in the three months ended June 30, 2022, compared to the same period in 2021, primarily as the result of increases in compensation and employee benefits of $0.7 million and increases in professional and advisory expenses of $0.9 million. The increase in compensation and employee benefits is primarily related to increased full-time equivalent employees combined with annual raises and increases in employee benefits, incentives and commissions. The increase in professional and advisory expenses is primarily related to our pending merger with First Bancorp.

Income Taxes

Income tax expense totaled $1.2 million for the three months ended June 30, 2022, compared to $1.2 million for the same period in 2021. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.3% and 23.4% for the three months ended June 30, 2022 and 2021, respectively.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Discussion of Segment Results for the Quarter

See Note 9, “Reportable Segments” in notes to the consolidated financial statements included under Item 1 -“Financial Statements” for additional disclosures related to our reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest income” and “Noninterest expense” sections above.

Comparison of the Three Months Ended June 30, 2022 and 2021.

	As of and for the Three Months Ended June 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$8,789	$5,205	$604	$14,598
Interest expense	7	756	450	1,213
Net interest income	8,782	4,449	154	13,385
Provision for loan losses	157	(38)	—	119
Noninterest income	502	57	78	637
Noninterest expense	5,325	2,786	916	9,027
Net income before taxes	3,802	1,758	(684)	4,876
Income tax expense	878	425	(120)	1,183
Net income	$2,924	$1,333	$(564)	$3,693

Total assets	$1,010,324	$106,307	$137,401	$1,254,032

	As of and for the Three Months Ended June 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,449	$4,512	$430	$13,391
Interest expense	499	340	432	1,271
Net interest income	7,950	4,172	(2)	12,120
Provision for loan losses	68	241	—	309
Noninterest income	577	38	153	768
Noninterest expense	4,941	2,440	22	7,403
Net income before taxes	3,518	1,529	129	5,176
Income tax expense	826	356	31	1,213
Net income	$2,692	$1,173	$98	$3,963

Total assets	$930,199	$86,833	$146,439	$1,163,471

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $0.2 million to $2.9 million for the three months ended June 30, 2022 compared to $2.7 million for the same period in 2021. Net interest income increased $0.8 million to $8.8 million for the three months ended June 30, 2022 from $8.0 million for the same period a year ago primarily due to increased yields on taxable investments and federal funds sold and other interest earning deposits, partially offset by an increase in interest rates on money market accounts. Provision for loan losses increased $0.1 million for the three months ended June 30, 2022 compared to 2021 due to higher organic loan growth, partially offset by lower net charge off activity during the second quarter of 2022 as compared to the second quarter of 2021. Noninterest expense increased $0.4 million to $5.3 million for the 2022 period compared to $4.9 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense.

CarBucks

CarBucks provides specialty floor plan inventory financing for more than 1,600 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using our Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $8,700 per unit, generally has an average 65-day turnover, and generates approximately $300 in financing fees per vehicle which is included in loan interest income.

CarBucks net income increased $0.2 million to $1.3 million for the three months ended June 30, 2022 compared to $1.2 million for the same three-month period in 2021. Net interest income increased $0.3 million to $4.4 million for the 2022 period from $4.2 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses decreased $0.3 million for the three months ended June 30, 2022 compared to 2021 due to a contraction in the loan balance during the second quarter of 2022 as opposed to an increase in the second quarter of 2021 and lower qualitative adjustments. This was partially offset by higher net charges during the second quarter of 2022 as compared to the same period in 2021. Noninterest expense increased $0.3 million to $2.8 million for the 2022 period compared to $2.4 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense in 2022.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.7 million to a loss of $0.6 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense, specifically professional and advisory services expenses, partially offset by increased interest income related to our taxable investments. Of professional and advisory expenses during the quarter, $0.9 million were related to our pending merger with First Bancorp.

Comparison of the Six Months Ended June 30, 2022 and June 30, 2021.

General

Net income for the six months ended June 30, 2022 was $7.8 million, compared to $7.6 million for the same period in 2021. The increase in net income for the period was primarily the result of increases in net interest income of $2.2 million, partially offset by an increase in noninterest expenses totaling $1.9 million, $0.9 million of which is included in professional and advisory expenses and is related to our pending merger with First Bancorp.

Net Interest Income

Net interest income increased $2.2 million, or 9.27%, to $26.4 million for the six months ended June 30, 2022, compared to $24.2 million for the same period in 2021. The increase in net interest income was primarily due to a higher volume in loans (both Core Bank and CarBucks), yields on taxable investments and federal funds sold and other interest earning deposits, and decreases in the balance of and costs on time deposits. This was partially offset by the decline in yields on loans (both Core Bank and CarBucks) and balances of money market accounts.

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

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$830,082	$16,834	4.09%	$812,361	$16,922	4.20%
Loans, Carbucks(2)	108,607	10,511	19.52%	85,029	9,125	21.64%
Investments - taxable	110,106	999	1.83%	109,823	627	1.15%
Investments - tax exempt(3)	11,689	175	3.02%	12,692	177	2.81%
Federal funds sold and other interest earning deposits	135,427	258	0.38%	66,897	42	0.13%
Other investments, at cost	2,755	29	2.12%	5,612	64	2.30%

Total interest-earning assets	1,198,666	28,806	4.85%	1,092,414	26,957	4.98%

Noninterest-earning assets	35,576			37,258

Total assets	$1,234,242			$1,129,672

Interest-bearing liabilities:
Savings accounts	$16,628	$8	0.10%	$11,723	$6	0.10%
Time deposits	197,739	300	0.31%	261,826	791	0.61%
Money market accounts	532,439	1,087	0.41%	413,736	915	0.45%
Interest bearing transaction accounts	55,690	50	0.18%	65,702	84	0.26%
Total interest bearing deposits	802,496	1,445	0.36%	752,987	1,796	0.48%

FHLB advances	5,000	10	0.40%	16,000	71	0.89%
Junior subordinated debentures	35,891	883	4.96%	35,772	865	4.88%
Other borrowings	1	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	843,388	2,338	0.56%	804,759	2,732	0.68%

Noninterest-bearing deposits	286,997			231,882

Other non interest bearing liabilities	5,853			5,845

Total liabilities	1,136,238			1,042,486
Total equity	98,004			87,186

Total liabilities and equity	$1,234,242			$1,129,672

Tax-equivalent net interest income		$26,468			$24,225

Net interest-earning assets(4)	$355,278			$287,655

Average interest-earning assets to interest-bearing liabilities	142.13%			135.74%

Tax-equivalent net interest rate spread(5)			4.29%			4.30%
Tax-equivalent net interest margin(6)			4.45%			4.47%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $37,000 and $37,000 for the six months ended June 30, 2022 and 2021, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Six Months Ended June 30, 2022
	Compared to the Six Months Ended June 30, 2021
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank (1)	$365	$(453)	$(88)
Loans - CarBucks (1)	2,347	(961)	1,386
Investment - taxable	2	370	372
Investments - tax exempt (2)	(15)	13	(2)
Interest-earning deposits	72	144	216
Other investments, at cost	(30)	(5)	(35)
Total interest-earning assets	2,741	(892)	1,849

Interest-bearing liabilities:
Savings accounts	2	$—	2
Time deposits	(162)	(329)	(491)
Money market accounts	246	(75)	171
Interest bearing transaction accounts	(12)	(22)	(34)
FHLB advances	(34)	(27)	(61)
Junior subordinated debentures	3	16	19
Other borrowings	1	—	1
Total interest-bearing liabilities	44	(437)	(393)
Change in tax-equivalent net interest income	$2,697	$(455)	$2,242

(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses increased to $26.4 million for the six months ended June 30, 2022, compared to $24.2 million for the same period in 2021, due to improvements in volume, partially offset by unfavorable movements in interest rates.

The increase in tax-equivalent net interest income of $2.7 million related to volume was primarily the result of higher average loan (both Core Bank and CarBucks) which increased $41.3 million, and a $64.1 million decrease in average time deposits for the six months ended June 30, 2022 compared to the same period in 2021. The increase in average loan and taxable investment balances was partially offset by increases of $118.7 million in money market balances.

The decrease in tax-equivalent net interest income of $0.5 million related to rate was primarily the result of decreased yields on Core Bank and CarBucks loans and decreased costs on time deposits, partially offset by increased yields on investments and interest-earning deposits.

Our tax-equivalent net interest margin was 4.45% for the six months ended June 30, 2022, compared to 4.47% for the same period in 2021, a decrease of two basis points. The decrease in net interest margin was primarily attributable to reduced yields on our Core Bank and CarBucks loans, partially offset by higher average loan balances combined with interest rate reductions on our cost of funds.

Provision for Loan Losses

We recorded a provision for loan losses for the six months ended June 30, 2022 of $0.4 million due to organic loan growth and certain qualitative adjustments. This compares to a $0.6 million provision for loan losses in for the same period in 2021. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Service charges on deposit accounts	$702	$590	$112
Bank owned life insurance	157	177	(20)
Net gain on sale of premises and equipment	36	84	(48)
Other noninterest income	368	492	(124)
Total noninterest income	$1,263	$1,343	$(80)

Our noninterest income decreased less than $0.1 million to $1.3 million in the six months ended June 30, 2022, compared to the same period in 2021, due primarily to decreases in net gain on sale of premises and equipment and other noninterest income, partially offset by an increase in service charges on deposit accounts.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Compensation and employee benefits	$11,216	$10,061	$1,155
Net occupancy	1,157	1,148	9
Federal deposit insurance	218	325	(107)
Professional and advisory	1,407	574	833
Data processing	1,014	1,027	(13)
Marketing and advertising	111	79	32
Net cost of operation of real estate owned	37	129	(92)
Other noninterest expense	1,852	1,727	125
Total noninterest expenses	$17,012	$15,070	$1,942

Our noninterest expense increased $1.9 million to $17.0 million in the six months ended June 30, 2022, compared to the same period in 2021, primarily as the result of increases in compensation and employee benefits of $1.2 million and increases in professional and advisory expenses of $0.8 million. The increase in compensation and employee benefits is primarily related to increased full-time equivalent employees combined with annual raises and increases in employee benefits, incentives and commissions. The increase in professional and advisory expenses is primarily related to our pending merger with First Bancorp.

Income Taxes

Income tax expense totaled $2.5 million for the six months ended June 30, 2022, compared to $2.4 million for the same period in 2021. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 23.9% and 23.7% for the six months ended June 30, 2022 and 2021, respectively.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Discussion of Segment Results Year-to Date through June 30, 2022

See Note 9, “Reportable Segments” in notes to the consolidated financial statements included under Item 1 -“Financial Statements” for additional disclosures related to our reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest income” and “Noninterest expense” sections above.

Comparison of the Six Months Ended June 30, 2022 and 2021.

	As of and for the Six Months Ended June 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$17,118	$10,511	$1,140	$28,769
Interest expense	210	1,245	883	2,338
Net interest income	16,908	9,266	257	26,431
Provision for loan losses	(167)	594	—	427
Noninterest income	985	121	157	1,263
Noninterest expense	10,615	5,465	932	17,012
Net income before taxes	7,445	3,328	(518)	10,255
Income tax expense	1,782	796	(124)	2,454
Net income	$5,663	$2,532	$(394)	$7,801

Total assets	$1,010,324	$106,307	$137,401	$1,254,032

	As of and for the Six Months Ended June 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$17,026	$9,125	$769	$26,920
Interest expense	1,162	705	865	2,732
Net interest income	15,864	8,420	(96)	24,188
Provision for loan losses	591	(40)	—	551
Noninterest income	1,024	75	244	1,343
Noninterest expense	10,158	4,875	37	15,070
Net income before taxes	6,139	3,660	111	9,910
Income tax expense	1,457	869	27	2,353
Net income	$4,682	$2,791	$84	$7,557

Total assets	$930,199	$86,833	$146,439	$1,163,471

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $0.3 million to $5.0 million for the six months ended June 30, 2022 compared to $4.7 million for the same period in 2021. Net interest income increased $1.0 million to $16.9 million for the six months ended June 30, 2022 from $15.9 million for the same period a year ago primarily due to increased loan volume and reduced funding costs, partially offset by a reduction in loan yield. Provision for loan losses decreased $0.8 million for the six months ended June 30, 2022 compared to 2021 due to lower loan growth and qualitative adjustments to the allowance for loan losses along with higher net recovery activity in the six months ended June 30, 2022 as compared to the same period in 2021. Noninterest expense increased $1.4 million to $11.5 million for the 2022 period compared to $10.2 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense and professional and advisory expenses in 2022. Of professional and advisory expenses through June 30, 2022, $0.9 million were related to our pending merger with First Bancorp.

CarBucks

CarBucks provides specialty floor plan inventory financing for more than 1,600 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using our Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. The inventory typically consists of over 12,000 floored used vehicles with an average price of $8,300 per unit, generally has an average 66-day turnover, and generates approximately $300 in financing fees per vehicle which is included in loan interest income.

CarBucks net income decreased $0.3 million to $2.5 million for the six months ended June 30, 2022 compared to $2.8 million for the same six-month period in 2021. Net interest income increased $0.8 million to $9.3 million for the six months ended June 30, 2022 compared to $8.4 million for the same period a year ago primarily due to increased fees related to increases in inventory. Provision for loan losses increased $0.6 million for the six months ended June 30, 2022 compared to the same period in 2021 due to increased net charge offs and higher loan balance, partially offset by lower qualitative adjustments. Noninterest expense increased $0.6 million to $5.5 million for the six months ended June 30, 2022 compared to $4.9 million for the same period in 2021 due primarily to increases in compensation and employee benefits expense and other noninterest expense in 2022.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income increased $0.2 million to $0.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increased interest income related to our taxable investments and federal funds sold and other interest earning deposits.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that, as of June 30, 2022, we have enough sources of liquidity to satisfy our liquidity needs for the next twelve months and thereafter.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At June 30, 2022, cash and cash equivalents totaled $142.9 million. Included in this total was $100.0 million held at the FRB, $1.2 million held at the FHLB, and $34.9 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Investing activities:
Purchases of investments	$(27,225)	$(37,013)
Maturities and principal repayments of investments	5,756	14,565
Net increase in loans	(19,602)	(30,489)

Financing activities:
Net increase in deposits	$52,060	$69,902
Repurchase of common stock	—	(3,946)

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the six months ended June 30, 2022 or 2021.

At June 30, 2022, we had $330.1 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as June 30, 2022.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of June 30, 2022 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$370,879
Pledgeable marketable securities	121,627
FHLB totals	492,506	$5,000	$487,506
Fed funds lines	49,000	—	49,000
	$541,506	$5,000	$536,506

Capital Resources. Shareholders’ equity decreased $1.3 million to $96.1 million at June 30, 2022 compared to $97.4 million at December 31, 2021. This decrease was primarily attributable to after-tax decreases in market value of AFS investment securities of $8.5 million and dividends declared of $1.4 million offset by net income of $7.8 million, stock-based compensation of $0.3 million, and stock options exercised of $0.6 million

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at June 30, 2022 and December 31, 2021 (dollars in thousands).

	Actual		For Capital Adequacy Purposes (1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Tier 1 Leverage Capital	$131,873	10.53%	$50,072	>4.0%	$62,589	>5.0%
Common Equity Tier 1 Capital	$131,873	12.75%	$72,406	>7.0%	$67,234	>6.5%
Tier 1 Risk-based Capital	$131,873	12.75%	$87,921	>8.5%	$82,749	>8.0%
Total Risk-based Capital	$144,817	14.00%	$108,609	>10.5%	$103,437	>10.0%

As of December 31, 2021:
Tier 1 Leverage Capital	$123,344	10.21%	$48,317	>4.0%	$60,396	>5.0%
Common Equity Tier 1 Capital	$123,344	12.24%	$70,517	>7.0%	$65,480	>6.5%
Tier 1 Risk-based Capital	$123,344	12.24%	$85,628	>8.5%	$80,591	>8.0%
Total Risk-based Capital	$135,951	13.50%	$105,776	>10.5%	$100,739	>10.0%

(1)	Includes capital conservation buffer of 2.50%.

The tables below summarize the capital amounts and ratios of the Company and the minimum(1) regulatory requirements in accordance with Basel III at June 30, 2022, and December 31, 2021 (in thousands).

	Actual		For Capital Adequacy Purposes (2)
	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Tier I Leverage Capital	$110,960	8.86%	$50,085	>4.0%
Common Equity Tier 1 Capital	$102,713	9.92%	$72,470	>7.0%
Tier I Risk-based Capital	$110,960	10.72%	$88,000	>8.5%
Total Risk Based Capital	$151,592	14.64%	$108,706	>10.5%

As of December 31, 2021:
Tier I Leverage Capital	$103,730	8.59%	$48,327	>4.0%
Common Equity Tier 1 Capital	$95,482	9.47%	$70,574	>7.0%
Tier I Risk-based Capital	$103,730	10.29%	$85,696	>8.5%
Total Risk Based Capital	$143,963	14.28%	$105,860	>10.5%

(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.
(2)	Includes capital conservation buffer of 2.50%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2022, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended June 30, 2022.

As previously described, on June 21, 2022, the Company and First Bancorp entered into the Merger Agreement, pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Company will merge with and into First Bancorp, with First Bancorp being the surviving corporation and the Company ceasing to be a separate entity.

Item 1A. Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 21, 2022, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Risks Related to our Proposed Merger with First Bancorp

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger may be completed, the Company, the Bank, First Bancorp, and First Bank must obtain approvals from the Board of Governors of the Federal Reserve System and the North Carolina Commissioner of Banks. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in any party’s regulatory standing or other factors could result in an inability to obtain or a delay in receiving their approval. These regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could delay or prevent completion of the Merger or impose additional costs on or limit the revenues of the combined company following the Merger, any of which might have an adverse effect on the combined company following the Merger.

Combining the companies may be more difficult, costly, or time-consuming than expected.

The Company and First Bancorp have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on First Bancorp’s ability to successfully combine and integrate the businesses of First Bancorp and the Company in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that could adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of the Company’s common stock. If First Bancorp experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause First Bancorp and/or the Company to lose customers or cause customers to remove their accounts from First Bancorp and/or the Company and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on each of First Bancorp and the Company during this transition period and for an undetermined period after completion of the Merger on the combined company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the combined company’s business, results of operation and stock price.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed. Termination of the Merger Agreement could negatively impact the Company.

The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approval of the Merger Agreement by the Company’s shareholders. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, either First Bancorp or the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by the Company’s shareholders, including but not limited to, if the Merger has not been completed on or before March 31, 2023.

If the Merger Agreement is terminated, there may be various consequences. For example, the Company’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. These circumstances could have an adverse effect on the Company’s results of operation.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

The Merger Agreement restricts the Company from operating its business other than in the ordinary course and prohibits the Company from taking specified actions without First Bancorp’s consent until the Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger. In addition, uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed and may impair the Company’s ability to attract, retain and grow its customer base until the Merger is complete. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company or the combined company following the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company or the combined company, the Company’s business could be harmed. Further, the uncertainty caused by the pending Merger could cause the Company’s customers and business associates to seek to change their existing business relationships with the Company. These circumstances could have an adverse effect on the combined company’s business, results of operation and stock price.

The market value of the merger consideration that the Company’s shareholders will receive as a result of the Merger may fluctuate.

If the Merger is completed, each share of the Company’s common stock will be converted into the right to receive 0.91 shares of First Bancorp common stock, and cash in lieu of any fractional shares. The market value of the merger consideration may vary from the closing price of First Bancorp common stock on the date the Merger was announced, on the date that the proxy statement/prospectus is mailed to the Company’s shareholders, on the date of the meeting of the Company’s shareholders, on the date the Merger is consummated, and thereafter. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the respective businesses, operations and prospects, and the regulatory standing of First Bancorp and the Company. Many of these factors are beyond the control of the Company. Any change in the market price of First Bancorp common stock prior to completion of the Merger will affect the amount of and the market value of the merger consideration that the Company’s shareholders will receive upon completion of the Merger. Accordingly, at the time of the shareholders meeting, the Company’s shareholders will not know or be able to calculate the amount or the market value of the merger consideration they would receive upon completion of the Merger.

Further, the results of operations of the combined company following the Merger and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations of First Bancorp and the Company.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and could require the Company to pay a termination fee of $7.2 million under certain circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits the Company from soliciting, initiating, encouraging, inducing, or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by the Company to First Bancorp of a termination fee in the amount of $7.2 million in the event that the Company or First Bancorp terminates the Merger Agreement for certain specified reasons related to an alternative acquisition proposal. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(d) Exhibits. See Exhibit Index Below

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated June 21, 2022, by and between GrandSouth Bancorporation and First Bancorp (incorporated by reference to Exhibit 2.1 to GrandSouth Bancorporation’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
31.1	Certification of Chief Executive Officer of GrandSouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer of GrandSouth Bancorporation pursuant to Exchange Act Rule 13a-14(a).
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of GrandSouth Bancorporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements filed in Inline XBRL format.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	GrandSouth Bancorporation
	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)