Form 10-Q
period 2022-09-30
GRANDSOUTH BANCORPORATION
filed 2022-11-14
CIK 1126961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to _____

Commission File Number: 000-31937

GrandSouth Bancorporation

(Exact name of registrant as specified in its charter)

South Carolina	57-1104394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

381 Halton Road,
Greenville, South Carolina	29607
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: On November 1, 2022, 5,225,642 shares of the issuer’s common stock, no par value, were issued and outstanding.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

FORM 10-Q

Item 1. Financial Statements

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	(Unaudited)	(Audited)
(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets

Cash and due from banks	$2,559	$2,522
Interest-earning deposits	102,986	120,602
Federal funds sold	2,670	977
Cash and cash equivalents	108,215	124,101

Investments - available for sale	108,261	111,962
Investments - held to maturity	5,991	—
Other investments, at cost	1,911	2,984
Loans receivable, net of deferred fees and costs	995,061	933,475
Allowance for loan losses	(14,579)	(13,723)
Premises and equipment, net	17,614	17,783
Real estate owned	732	842
Accrued interest receivable	5,335	4,808
Bank owned life insurance	15,014	14,778
Net deferred tax asset	6,381	2,968
Goodwill	737	737
Other assets	3,294	3,007
Total assets	$1,253,967	$1,203,722

Liabilities and Shareholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$319,193	$280,665
Interest-bearing	790,814	778,376
Total deposits	1,110,007	1,059,041
Federal Home Loan Bank advances	5,000	5,000
Junior subordinated notes	35,955	35,864
Accrued interest payable	653	383
Accrued expenses and other liabilities	5,855	6,029
Total liabilities	1,157,470	1,106,317

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred stock - Series A - no par value; 287,895 shares authorized, 282,828 shares issued, and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock - no par value; 20,000,000 shares authorized; 5,225,042 and 5,168,681 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid in capital	45,825	44,570
Retained earnings	61,727	51,649
Accumulated other comprehensive income	(11,055)	1,186
Total shareholders’ equity	96,497	97,405
Total liabilities and shareholders’ equity	$1,253,967	$1,203,722

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$15,175	$13,502	$42,521	$39,549
Taxable securities	631	389	1,630	1,015
Tax-exempt securities	69	69	207	209
Interest-earning deposits	654	27	911	69
Other	19	23	48	88
Total interest income	16,548	14,010	45,317	40,930
Interest expense:
Deposits	1,361	756	2,806	2,552
Federal Home Loan Bank advances	5	36	15	107
Junior subordinated notes	477	431	1,360	1,296
Total interest expense	1,843	1,223	4,181	3,955
Net interest income	14,705	12,787	41,136	36,975
Provision for loan losses	1,060	494	1,487	1,045
Net interest income after provision for loan losses	13,645	12,293	39,649	35,930
Noninterest income:
Service charges on deposit accounts	380	320	1,082	910
Investment securities loss	(27)	—	(27)	—
Bank owned life insurance	80	84	236	261
Net gain on sale of premises and equipment	30	6	66	90
Other	207	248	576	740
Total noninterest income	670	658	1,933	2,001
Noninterest expenses:
Compensation and employee benefits	5,771	5,367	16,987	15,428
Net occupancy	574	584	1,730	1,732
Federal deposit insurance	128	157	345	482
Professional and advisory	174	314	686	888
Merger expenses	143	—	1,039	—
Data processing	579	509	1,593	1,536
Marketing and advertising	45	49	157	128
Net cost of operation of real estate owned	1	11	38	140
Other	1,060	916	2,912	2,643
Total noninterest expenses	8,475	7,907	25,487	22,977
Income before taxes	5,840	5,044	16,095	14,954
Income tax expense	1,421	1,210	3,875	3,563
Net income	4,419	3,834	12,220	11,391
Preferred stock dividends	(39)	(30)	(116)	(90)
Net income applicable to common shareholders	$4,380	$3,804	$12,104	$11,301
Earnings per common share:
Basic	$0.80	$0.71	$2.22	$2.09
Diluted	$0.77	$0.68	$2.14	$2.04
Weighted average common shares outstanding:
Basic	5,219,863	5,141,214	5,201,524	5,158,816
Diluted	5,454,164	5,292,142	5,409,966	5,270,138

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$4,419	$3,834	$12,220	$11,391
Other comprehensive income (loss):
Change in unrealized holding losses on securities available for sale	(4,792)	(526)	(15,680)	(1,427)
Reclassification adjustment for securities losses realized in net income	27	—	27	—
Other comprehensive loss, before tax	(4,765)	(526)	(15,653)	(1,427)
Income tax effect related to items of other comprehensive income (loss)	1,039	114	3,412	310
Total other comprehensive loss, after tax	(3,726)	(412)	(12,241)	(1,117)
Comprehensive income (loss)	$693	$3,422	$(21)	$10,274

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

					Additional		Accumulated Other
	Common Stock		Preferred Stock		Paid in	Retained	Comprehensive
(in thousands, except share and per share data)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances at December 31, 2021	5,168,681	$—	282,828	$—	$44,570	$51,649	$1,186	$97,405
Net income	—	—	—	—	—	4,108	—	4,108
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,920)	(4,920)
Stock compensation expense	—	—	—	—	130	—	—	130
Stock options exercised	29,861	—	—	—	418	—	—	418
Common stock dividend ($0.13 per share)	—	—	—	—	—	(672)	—	(672)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(38)	—	(38)
Balances at March 31, 2022	5,198,542	$—	282,828	$—	$45,118	$55,047	$(3,734)	$96,431

Net income	—	—	—	—	—	3,693	—	3,693
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,595)	(3,595)
Stock compensation expense	—	—	—	—	144	—	—	144
Stock options exercised	11,000	—	—	—	162	—	—	162
Stock repurchase	—	—	—	—	—	—	—	—
Common stock dividend ($0.13 per share)	—	—	—	—	—	(675)	—	(675)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(39)	—	(39)
Balances at June 30, 2022	5,209,542	$—	282,828	$—	$45,424	$58,026	$(7,329)	$96,121

Net income	—	—	—	—	—	4,419	—	4,419
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,726)	(3,726)
Stock compensation expense	—	—	—	—	138	—	—	138
Stock options exercised	15,500	—	—	—	263	—	—	263
Common stock dividend ($0.13 per share)	—	—	—	—	—	(679)	—	(679)
Preferred stock dividend ($0.1365 per share)	—	—	—	—	—	(39)	—	(39)
Balances at September 30, 2022	5,225,042	$—	282,828	$—	$45,825	$61,727	$(11,055)	$96,497

Balances at December 31, 2020	5,271,971	$—	287,895	$—	$46,645	$37,721	$2,159	$86,525
Net income	—	—	—	—	—	3,594	—	3,594
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,562)	(1,562)
Stock compensation expense	—	—	—	—	155	—	—	155
Stock options exercised	36,656	—	—	—	460	—	—	460
Stock repurchase	(135,230)	—	—	—	(2,392)	—	—	(2,392)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(527)	—	(527)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at March 31, 2021	5,173,397	$—	287,895	$—	$44,868	$40,758	$597	$86,223

Net income	—	—	—	—	—	3,963	—	3,963
Other comprehensive income, net of tax	—	—	—	—	—	—	857	857
Stock compensation expense	—	—	—	—	153	—	—	153
Stock options exercised	29,500	—	—	—	385	—	—	385
Stock repurchase	(75,216)	—	—	—	(1,554)	—	—	(1,554)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(510)	—	(510)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at June 30, 2021	5,127,681	$—	287,895	$—	$43,852	$44,181	$1,454	$89,487

Net income	—	—	—	—	—	3,834	—	3,834
Other comprehensive income, net of tax	—	—	—	—	—	—	(412)	(412)
Stock compensation expense	—	—	—	—	146	—	—	146
Stock options exercised	21,000	—	—	—	294	—	—	294
Stock repurchase	—	—	(4,608)	—	(86)	—	—	(86)
Common stock dividend ($0.10 per share)	—	—	—	—	—	(514)	—	(514)
Preferred stock dividend ($0.105 per share)	—	—	—	—	—	(30)	—	(30)
Balances at September 30, 2021	5,148,681	$—	283,287	$—	$44,206	$47,471	$1,042	$92,719

The accompanying notes are an integral part of the consolidated financial statements.

GRANDSOUTH BANCORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$12,220	$11,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,049	754
Investment amortization, net	583	903
Provision for loan losses	1,487	1,045
Provision for real estate owned	—	113
Stock-based compensation expense	412	454
(Increase) decrease in deferred tax asset	(1)	—
(Gain) loss on sale of investment securities available for sale	27	—
Income on bank owned life insurance, net	(236)	(261)
Gain on sale of fixed assets	(66)	(90)
Net realized gain on sale of real estate owned	(5)	(33)
Net change in operating assets and liabilities:
Accrued interest receivable	(527)	(118)
Other assets	(287)	(2,120)
Accrued interest payable	270	293
Other liabilities	(174)	1,054
Net cash provided by operating activities	14,752	13,385
Cash flows from investing activities:
Activity for investment securities available for sale:
Purchases	(27,232)	(38,520)
Maturities/calls and principal repayments	8,179	19,645
Net increase in loans	(62,508)	(58,436)
Proceeds from sale of real estate owned	115	—
Redemption of BOLI policies	—	429
Proceeds from sale of fixed assets	80	113
Purchase of fixed assets	(512)	(1,511)
Proceeds from sale of other real estate owned	—	457
Purchase of other investments, at cost	(177)	—
Redemption of other investments, at cost	1,750	2,776
Net cash used in investing activities	(80,305)	(75,047)
Cash flows from financing activities:
Net increase in deposits	50,966	105,257
Repurchase of common stock	—	(3,946)
Repurchase of preferred stock	—	(86)
Cash received upon exercise of stock options	843	1,139
Dividends paid on common stock	(2,026)	(1,551)
Dividends paid on preferred stock	(116)	(90)
Net cash provided by financing activities	49,667	100,723
Net change in cash and cash equivalents	(15,886)	39,061
Cash and cash equivalents, beginning of period	124,101	63,025
Cash and cash equivalents, end of period	$108,215	$102,086

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and other borrowings	$1,491	$3,562
Income taxes	4,257	4,532

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

Pending Acquisition

As described in more detail in Note 11 to the consolidated financial statements, on June 21, 2022, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina, pursuant to which the Company will merge with and into First Bancorp (the “Merger”), and the Bank will merge with and into First Bank. The parties anticipate closing the Merger during the first quarter of 2023.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings (“TDRs”), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2. INVESTMENTS

The amortized cost and estimated fair values of available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities as of September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale
U.S. government agencies	$27,454	$—	$(2,227)	$25,227
State and municipal obligations	24,862	—	(4,700)	20,162
Mortgage-backed securities - agency	28,938	125	(3,470)	25,593
Collateralized mortgage obligations - agency	23,537	—	(1,755)	21,782
Asset-backed securities	2,159	—	(60)	2,099
Corporate bonds	15,450	—	(2,052)	13,398
Total	$122,400	$125	$(14,264)	$108,261

Held to maturity
U.S. government agencies	$5,991	$—	$(192)	$5,799
Total	$5,991	$—	$(192)	$5,799

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale
U.S. government agencies	$9,479	$—	$(40)	$9,439
State and municipal obligations	$26,011	$959	$(293)	$26,677
Mortgage-backed securities - agency	33,191	316	(89)	33,418
Collateralized mortgage obligations - agency	26,968	535	(68)	27,435
Asset-backed securities	2,599	—	(9)	2,590
Corporate bonds	12,200	360	(157)	12,403
Total	$110,448	$2,170	$(656)	$111,962

There were no HTM securities held as of December 31, 2021.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (in thousands):

	September 30, 2022
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. government agencies	$23,508	$1,945	$1,719	$282	$25,227	$2,227
State and municipal obligations	17,557	3,502	2,605	1,198	20,162	4,700
Mortgage-backed securities - agency	16,600	2,482	4,645	988	21,245	3,470
Collateralized mortgage obligations - agency	16,017	1,565	5,764	190	21,781	1,755
Asset-backed securities	—	—	2,099	60	2,099	60
Corporate bonds	10,810	1,640	2,588	412	13,398	2,052
	$84,492	$11,134	$19,420	$3,130	$103,912	$14,264
Held to maturity
U.S. government agencies	$5,799	$192	$—	$—	$5,799	$192
	$5,799	$192	$—	$—	$5,799	$192

	December 31, 2021
	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale
U.S. government agencies	$9,439	$40	$—	$—	$9,439	$40
State and municipal obligations	8,083	293	—	—	8,083	293
Mortgage-backed securities - agency	18,346	89	—	—	18,346	89
Collateralized mortgage obligations - agency	11,687	68	—	—	11,687	68
Asset-backed securities	—	—	2,590	9	2,590	9
Corporate bonds	4,793	157	—	—	4,793	157
	$52,348	$647	$2,590	$9	$54,938	$656

There were no HTM securities held as of December 31, 2021.

Information pertaining to the number of securities with gross unrealized losses is detailed in the table below as of the dates indicated:

	September 30, 2022
	Less Than 12 Months	More Than 12 Months	Total
Available for sale
U.S. government agencies	7	1	8
State and municipal obligations	22	3	25
Mortgage-backed securities - agency	16	2	18
Collateralized mortgage obligations - agency	10	4	14
Asset-backed securities	—	2	2
Corporate bonds	26	8	34
	81	20	101
Held to maturity
U.S. government agencies	2	—	2
	2	—	2

	December 31, 2021
	Less Than 12 Months	More Than 12 Months	Total
Available for sale
U.S. government agencies	3	—	3
State and municipal obligations	8	—	8
Mortgage-backed securities - agency	7	—	7
Collateralized mortgage obligations - agency	5	—	5
Asset-backed securities	—	2	2
Corporate bonds	10	—	10
	33	2	35

Management of the Company believes all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

There were no AFS or HTM investment security sales for the three or nine months ended September 30, 2022 or 2021.

The amortized cost and estimated fair value of AFS investments in debt securities at September 30, 2022, by contractual maturity, are shown below (in thousands).

	Available for sale		Held to maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 1 year through 5 years	$17,973	$17,058	$5,991	$5,799
Over 5 years through 10 years	30,523	26,031	—	—
Over 10 years	19,270	15,698	—	—
Total securites other than asset-backed and mortgage-backed securities	67,766	58,787	5,991	5,799

Mortgage-backed securities	28,938	25,593	—	—
Collaterized mortgage obigations	23,537	21,782	—	—
Asset-backed securities	2,159	2,099	—	—
Total	$122,400	$108,261	$5,991	$5,799

Expected maturities may differ from contractual maturities when issuers and borrowers have the right to call or prepay the obligations.

There was $0.5 million of AFS securities pledged against deposits and borrowings at September 30, 2022 and December 31, 2021. There were no HTM securities pledged against deposits and borrowings at September 30, 2022 and December 31, 2021.

Other investments are comprised of the following and are recorded at cost which approximates fair value (in thousands):

	September 30, 2022	December 31, 2021
Federal Home Loan Bank stock	$790	$733
Investment in Trust Preferred Securities	247	247
Certificates of deposit	254	1,504
Other investments	620	500
Total other investments, at cost	$1,911	$2,984

Certificates of deposit totaling zero and $1.3 million were pledged against customer deposits at September 30, 2022 and December 31, 2021, respectively. Federal Home Loan Bank of Atlanta (“FHLB”) stock is used to collateralize advances with the FHLB.

NOTE 3. LOANS RECEIVABLE

Loans receivable are summarized in the table below as of the dates indicated (in thousands):

	September 30,	December 31,
	2022	2021
Real estate loans:
One-to four-family residential	$145,107	$132,836
Commercial real estate	444,003	423,552
Home equity loans and lines of credit	21,970	21,568
Residential construction	37,927	38,881
Other construction and land	84,401	75,682
Total real estate loans	733,408	692,519
Commercial and industrial	255,817	234,355
Consumer	6,504	7,129
Total commercial and consumer	262,321	241,484
Loans receivable, gross	995,729	934,003
Net deferred loan fees	(668)	(528)
Loans receivable, net of deferred fees	$995,061	$933,475

Commercial loans includes PPP loans with recorded investments of zero and $1.3 million as of September 30, 2022 and December 31, 2021, respectively.

The Bank had $65.1 million and $46.6 million of loans pledged as collateral to secure funding with the FHLB at September 30, 2022 and December 31, 2021, respectively.

NOTE 4. ALLOWANCE FOR LOAN LOSSES

The changes in the allowance for loan losses by portfolio segment are presented in the following tables for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,431	$4,588	$243	$401	$878	$6,393	$166	$14,100
Provision	25	269	5	13	18	735	(5)	1,060
Charge-offs	—	—	—	—	—	(646)	—	(646)
Recoveries	1	—	—	—	—	64	—	65
Ending balance	$1,457	$4,857	$248	$414	$896	$6,546	$161	$14,579

	Three Months Ended September 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,227	$4,714	$226	$372	$777	$5,750	$259	$13,325
Provision	130	267	10	21	29	46	(9)	494
Charge-offs	(1)	(52)	—	—	—	(100)	—	(153)
Recoveries	2	—	—	—	—	62	—	64
Ending balance	$1,358	$4,929	$236	$393	$806	$5,758	$250	$13,730

	Nine Months Ended September 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723
Provision	(15)	116	2	(16)	53	1,363	(16)	1,487
Charge-offs	—	—	—	—	—	(1,176)	(10)	(1,186)
Recoveries	109	53	—	—	19	374	—	555
Ending balance	$1,457	$4,857	$248	$414	$896	$6,546	$161	$14,579

	Nine Months Ended September 30, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Beginning balance	$1,297	$4,559	$231	$389	$843	$5,118	$135	$12,572
Provision	70	422	5	4	(54)	483	115	1,045
Charge-offs	(30)	(52)	—	—	—	(304)	—	(386)
Recoveries	21	—	—	—	17	461	—	499
Ending balance	$1,358	$4,929	$236	$393	$806	$5,758	$250	$13,730

The allocation of the allowance for loan losses and the recorded investment in loans is presented in the following tables by portfolio segment and reserving methodology as of the dates indicated (in thousands):

	September 30, 2022
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$16	$6	$—	$—	$—	$—	$—	$22
Collectively evaluated for impairment	1,441	4,851	248	414	896	6,546	161	14,557
	$1,457	$4,857	$248	$414	$896	$6,546	$161	$14,579

Loans receivable
Individually evaluated for impairment	$913	$1,784	$—	$—	$—	$—	$—	$2,697
Collectively evaluated for impairment	143,911	441,458	22,003	37,800	84,122	256,468	6,602	992,364
	$144,824	$443,242	$22,003	$37,800	$84,122	$256,468	$6,602	$995,061

	December 31, 2021
	One-to-four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$20	$—	$—	$—	$—	$—	$—	$20
Collectively evaluated for impairment	1,343	4,688	246	430	824	5,985	187	13,703
	$1,363	$4,688	$246	$430	$824	$5,985	$187	$13,723

Loans receivable
Individually evaluated for impairment	$735	$2,080	$—	$—	$—	$28	$—	$2,843
Collectively evaluated for impairment	131,870	420,797	21,601	38,750	75,349	235,028	7,237	930,632
	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

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

Consumer

The consumer loan portfolio includes loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, purchased student loans for which there is a 98% guarantee, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since the date of loan origination in excess of principal repayment. Following the sale of $24.6 million of the purchased student loans during the fourth quarter of 2021, as of December 31, 2021, the balance of purchased student loans was $0.7 million, which decreased to zero as of September 30, 2022.

The recorded investment in loans by portfolio segment and loan grade is presented in the following tables as of the dates indicated (in thousands):

	September 30, 2022
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$319	$159	$478
2	—	226	—	—	—	—	—	226
3	6,268	33,700	3,415	—	1,574	8,989	27	53,973
4	116,654	328,508	16,287	29,607	67,818	103,036	5,427	667,337
5	19,557	78,085	2,050	8,193	14,730	142,842	953	266,410
6	1,663	928	251	—	—	877	14	3,733
7	682	1,795	—	—	—	405	22	2,904
Total	$144,824	$443,242	$22,003	$37,800	$84,122	$256,468	$6,602	$995,061

	December 31, 2021
Loan Grade	One-to-Four Family Residential	Commercial Real Estate	Home Equity and Lines of Credit	Residential Construction	Other Construction and Land	Commercial	Consumer	Total
1	$—	$—	$—	$—	$—	$306	$191	$497
2	—	245	—	—	—	247	—	492
3	8,719	39,770	3,477	—	3,959	11,071	53	67,049
4	103,893	313,071	16,013	35,707	57,750	102,246	5,461	634,141
5	17,482	60,576	1,715	3,043	13,640	119,455	1,434	217,345
6	1,433	6,729	318	—	—	1,123	44	9,647
7	1,078	2,486	78	—	—	608	54	4,304
Total	$132,605	$422,877	$21,601	$38,750	$75,349	$235,056	$7,237	$933,475

Delinquency Analysis of Loans by Class

An aging analysis of the recorded investment of loans by portfolio segment, including loans on nonaccrual status as well as accruing TDRs and purchased student loans for which there is a 98% guarantee, is presented in the following tables as of the dates indicated (in thousands).

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$39	$39	$144,785	$144,824
Commercial real estate	—	—	—	—	443,242	443,242
Home equity and lines of credit	—	—	—	—	22,003	22,003
Residential construction	—	—	—	—	37,800	37,800
Other construction and land	—	—	—	—	84,122	84,122
Commercial	—	15	—	15	256,453	256,468
Consumer	—	—	—	—	6,602	6,602
Total	$—	$15	$39	$54	$995,007	$995,061

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Over Past Due	Total Past Due	Current	Total Loans Receivable
One-to-four family residential	$—	$—	$50	$50	$132,555	$132,605
Commercial real estate	—	—	—	—	422,877	422,877
Home equity and lines of credit	—	—	—	—	21,601	21,601
Residential construction	—	—	—	—	38,750	38,750
Other construction and land	—	—	—	—	75,349	75,349
Commercial	54	—	—	54	235,002	235,056
Consumer	—	—	590	590	6,647	7,237
Total	$54	$—	$640	$694	$932,781	$933,475

The decrease in past due consumer loans is primarily attributable to the sale of the purchased student loan portfolio, the balance of which, as of December 31, 2021, was $0.7 million, and decreased to zero as of September 30, 2022.

Impaired Loans

The following table presents recorded investments in loans considered to be impaired and related information on those impaired loans as of September 30, 2022 and December 31, 2021 (in thousands).

	September 30, 2022			December 31, 2021
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Recorded Balance	Unpaid Principal Balance	Specific Allowance
Loans without a valuation allowance
One-to-four family residential	$575	$575	$—	$387	$387	$—
Commercial real estate	982	982	—	2,080	2,132	—
Commercial	—	—	—	28	28	—
	1,557	1,557	—	2,495	2,547	—

Loans with a valuation allowance
One-to-four family residential	339	339	16	348	348	20
Commercial real estate	801	801	6	—	—	—
	1,140	1,140	22	348	348	20

Total
One-to-four family residential	914	914	16	735	735	20
Commercial real estate	1,783	1,783	6	2,080	2,132	—
Commercial	—	—	—	28	28	—
	$2,697	$2,697	$22	$2,843	$2,895	$20

The average recorded investment in impaired loans by portfolio segment and interest income recognized on those impaired loans is presented in the following table for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$574	$8	$391	$3
Commercial real estate	996	13	2,202	19
Commercial	—	—	33	—
	1,570	21	2,626	22

Loans with a valuation allowance
One-to-four family residential	339	3	352	3
Commercial real estate	813	14	—	—
	1,152	17	352	3

Total
One-to-four family residential	913	11	743	6
Commercial real estate	1,809	27	2,202	19
Commercial	—	—	33	—
	$2,722	$38	$2,978	$25

	Nine Months Ended September 30,
	2022		2021
	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a valuation allowance
One-to-four family residential	$576	$21	$394	$9
Commercial real estate	1,025	38	2,243	59
Other construction and land	—	—	35	—
	1,601	59	2,672	68

Loans with a valuation allowance
One-to-four family residential	343	9	355	9
Commercial real estate	833	36	—	—
	1,176	45	355	9

Total
One-to-four family residential	919	30	749	18
Commercial real estate	1,858	74	2,243	59
Other construction and land	—	—	35	—
	$2,777	$104	$3,027	$77

Nonperforming Loans

The recorded investment of nonperforming loans by portfolio segment is presented in the table below as of the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
One-to-four family residential	$61	$107
Commercial real estate	291	767
Commercial	335	473
Consumer	—	2
Nonperforming loans	$687	$1,349

TDRs

The recorded investment in performing and nonperforming TDRs by portfolio segment is presented in the tables below as of the dates indicated (in thousands):

	September 30, 2022
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$555	$—	$555
Commercial real estate	889	—	889
Commercial	197	96	293
Consumer	9	—	9
	$1,650	$96	$1,746

	December 31, 2021
	Performing	Nonperforming	Total
	TDRs	TDRs	TDRs
One-to-four family residential	$577	$—	$577
Commercial real estate	961	—	961
Commercial	205	110	315
Consumer	37	2	39
	$1,780	$112	$1,892

Loan modifications that were deemed TDRs at the time of the modification are presented in the table below for the periods indicated (in thousands):

There were no new TDR modifications during the three months ended September 30, 2022.

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Three months ended September 30, 2021
	Extended payment terms	3	$302	$302

There were no new TDR modifications during the nine months ended September 30, 2022.

	Modification Type	Number of TDR Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Nine months ended September 30, 2021
	Interest rate concession	1	$357	$357
	Extended payment terms	3	302	302
		4	$659	$659

During the three and nine month period ending September 30, 2022 or 2021, no loans previously modified as TDRs within the previous 12 months defaulted.

NOTE 5. DEPOSITS

Deposit balances and interest expense by type of deposit are summarized as follows as of and for the periods indicated (in thousands):

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31
	2022		2021		2021
	Balance	Interest Expense	Balance	Interest Expense	Balance	Interest Expense
Noninterest-bearing demand	$319,193	$—	$268,858	$—	$280,665	$—
Interest-bearing demand	59,949	78	67,027	130	52,479	167
Money Market	539,532	2,271	478,897	1,401	500,862	1,888
Savings	17,514	13	14,927	9	16,106	13
Time Deposits	173,819	444	222,028	1,012	208,929	1,192
	$1,110,007	$2,806	$1,051,737	$2,552	$1,059,041	$3,260

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2022, commitments to extend credit and standby letters of credit totaled $347.2 million. We do not anticipate any material losses as a result of these transactions.

During 2021, the Company entered into an agreement to fund capital contributions of up to $1 million with a financial technology company. As of September 30, 2022, $0.1 million of the commitment has been funded. The Company has accounted for its ownership in the financial technology company as an equity security in accordance with FASB ASC Subtopic 946-323. The funded balance is included in other investments, at cost on the accompanying consolidated balance sheets. The Company has unfunded commitments of $0.9 million related to this agreement as of September 30, 2022.

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

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation of the numerator and denominator of basic and diluted net income per share of common stock as of the dates indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$4,419	$3,834	$12,220	$11,391
Preferred stock dividends	(39)	(30)	(116)	(90)
Net income applicable to common equity	4,380	3,804	12,104	11,301

Undistributed earnings allocated to participating securities	(199)	(182)	(544)	(539)
Net income applicable to common shareholders	$4,181	$3,622	$11,560	$10,762

Denominator:
Basic - Total weighted-average basic shares outstandings	5,219,863	5,141,214	5,201,524	5,158,816
Stock options	234,301	150,928	208,442	111,322
Diluted - Total weighted-average diluted shares outstanding	5,454,164	5,292,142	5,409,966	5,270,138

Basic income per share	$0.80	$0.71	$2.22	$2.09
Diluted income per share	$0.77	$0.68	$2.14	$2.04

The Company excluded 51,500 and 128,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $28.45 and $26.39 from the computation of diluted earnings per share for the three and nine months ended September 30, 2022, respectively, because of their antidilutive effect.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$(7,329)	$(7,329)	$1,186	$1,186
Change in net unrealized holding gains on AFS securities	(4,765)	(4,765)	(15,653)	(15,653)
Income tax effect	1,039	1,039	3,412	3,412
Balance, end of period	$(11,055)	$(11,055)	$(11,055)	$(11,055)

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	AFS Securities	Total	AFS Securities	Total
Balance, beginning of period	$1,454	$1,454	$2,159	$2,159
Change in net unrealized holding losses on AFS securities	(526)	(526)	(1,427)	(1,427)
Income tax effect	114	114	310	310
Balance, end of period	$1,042	$1,042	$1,042	$1,042

There were no line items in the Consolidated Statements of Income affected by amounts reclassified from accumulated other comprehensive income in the three or nine months ended September 30, 2022 and 2021.

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

Segment information is shown in the tables below as of and for the periods indicated (in thousands).

	As of and for the Three Months Ended September 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$10,555	$5,291	$702	$16,548
Interest expense	203	1,163	477	1,843
Net interest income	10,352	4,128	225	14,705
Provision for loan losses	334	726	—	1,060
Noninterest income	543	74	53	670
Noninterest expense	6,560	2,792	(877)	8,475
Net income before taxes	4,001	684	1,155	5,840
Income tax expense	974	170	277	1,421
Net income	$3,027	$514	$878	$4,419

Total assets	$1,013,895	$110,431	$129,641	$1,253,967

	As of and for the Three Months Ended September 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,795	$4,754	$461	$14,010
Interest expense	418	374	431	1,223
Net interest income	8,377	4,380	30	12,787
Provision for loan losses	386	108	—	494
Noninterest income	443	38	177	658
Noninterest expense	5,409	2,487	11	7,907
Net income before taxes	3,025	1,823	196	5,044
Income tax expense	726	436	48	1,210
Net income	$2,299	$1,387	$148	$3,834

Total assets	$970,034	$90,434	$142,199	$1,202,667

	As of and for the Nine Months Ended September 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$27,673	$15,802	$1,842	$45,317
Interest expense	413	2,408	1,360	4,181
Net interest income	27,260	13,394	482	41,136
Provision for loan losses	167	1,320	—	1,487
Noninterest income	1,528	195	210	1,933
Noninterest expense	17,175	8,257	55	25,487
Net income before taxes	11,446	4,012	637	16,095
Income tax expense	2,756	966	153	3,875
Net income	$8,690	$3,046	$484	$12,220

Total assets	$1,013,895	$110,431	$129,641	$1,253,967

	As of and for the Nine Months Ended September 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$25,823	$13,879	$1,228	$40,930
Interest expense	1,580	1,079	1,296	3,955
Net interest income	24,243	12,800	(68)	36,975
Provision for loan losses	977	68	—	1,045
Noninterest income	1,561	112	328	2,001
Noninterest expense	15,568	7,362	47	22,977
Net income before taxes	9,259	5,482	213	14,954
Income tax expense	2,206	1,306	51	3,563
Net income	$7,053	$4,176	$162	$11,391

Total assets	$970,034	$90,434	$142,199	$1,202,667

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

Financial assets measured at fair value on a recurring basis segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$25,227	$—	$25,227
State and municipal obligations	—	20,162	—	20,162
Mortgage-backed securities - agency	—	25,593	—	25,593
Collateralized mortgage obligations - agency	—	21,782	—	21,782
Asset-backed securities	—	2,099	—	2,099
Corporate bonds	—	—	13,398	13,398
Total recurring assets at fair value	$—	$94,863	$13,398	$108,261

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
U.S. government agencies	$—	$9,439	$—	$9,439
State and municipal obligations	—	26,677	—	26,677
Mortgage-backed securities - agency	—	33,418	—	33,418
Collateralized mortgage obligations - agency	—	27,435	—	27,435
Asset-backed securities	—	2,590	—	2,590
Corporate bonds	—	—	12,403	12,403
Total recurring assets at fair value	$—	$99,559	$12,403	$111,962

There were no financial liabilities measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021.

The changes in assets measured at fair value on a recurring basis for which we have utilized Level 3 inputs to determine fair value are presented in the following table for the years indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Balance at beginning of period	$15,329	$7,604	$12,403	$4,605
Corporate bond additions	—	1,500	3,250	4,450
Corporate bond fair value adjustments	(1,931)	187	(2,255)	236
Balance at end of period	$13,398	$9,291	$13,398	$9,291

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

Nonfinancial assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value are presented below as of the dates indicated (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$39	$39
Commercial real estate	—	—	290	290
Real estate owned:
Other construction and land	$—	$—	$732	$732
Total	$—	$—	$1,061	$1,061

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans:
One-to four family residential	$—	$—	$106	$106
Commercial real estate	—	—	630	630
Commercial	—	—	28	28
Real estate owned:
Other construction and land	—	—	842	842
Total	$—	$—	$1,606	$1,606

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 or December 31, 2021.

Impaired loans totaling $2.4 million at September 30, 2022 and $2.1 million at December 31, 2021 were measured using the present value of expected future cash flows. These impaired loans were not deemed to be measured at fair value on a nonrecurring basis.

The following table provides information describing the unobservable inputs used in Level 3 fair value measurements at September 30, 2022 and December 31, 2021.

			September 30,	December 31,
			2022	2021
	Valuation Technique	Unobservable Input	General Range	General Range
Impaired loans	Discounted Appraisals	Collateral discounts	0% - 15%	0% - 15%
Real estate owned	Discounted Appraisals	Collateral discounts and estimated selling cost	43%	10% - 43%
Corporate bonds	Discounted Cash Flows	Recent similar executed financing transactions	3% - 20%	0% - 4%

Fair Value of Financial Assets and Financial Liabilities

The estimated fair value of the Company’s financial assets and financial liabilities are summarized as follows at the dates indicated (in thousands):

	Carrying	Fair Value Measurements at September 30, 2022
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$108,215	$108,215	$108,215	$—	$—
Securities available for sale	108,261	108,261	—	94,863	13,398
Securities held to maturity	5,991	5,799	—	5,799	—
Loans receivable, net	995,061	964,421	—	—	964,421
Other investments, at cost	1,911	1,911	—	1,911	—
Accrued interest receivable	5,335	5,335	—	5,335	—
BOLI	15,014	15,014	—	15,014	—

Liabilities:
Demand deposits, money market and savings	$936,188	$936,188	$—	$936,188	$—
Time deposits	173,819	182,745	—	182,745	—
Federal Home Loan Bank advances	5,000	5,202	—	5,202	—
Junior subordinated debentures	35,955	32,813	—	32,813	—
Accrued interest payable	653	653	—	653	—

	Carrying	Fair Value Measurements at December 31, 2021
	Amount	Total	Level 1	Level 2	Level 3
Assets:
Cash and equivalents	$124,101	$124,101	$124,101	$—	$—
Securities available for sale	111,962	111,962	—	99,559	12,403
Loans receivable, net	933,475	923,958	—	—	923,958
Other investments, at cost	2,984	2,984	—	2,984	—
Accrued interest receivable	4,808	4,808	—	4,808	—
BOLI	14,778	14,778	—	14,778	—

Liabilities:
Demand deposits, money market and savings	$850,112	$850,112	$—	$850,112	$—
Time deposits	208,929	209,005	—	209,005	—
Federal Home Loan Bank advances	5,000	5,054	—	5,054	—
Junior subordinated debentures	35,864	36,113	—	36,113	—
Accrued interest payable	383	383	—	383	—

NOTE 11. BUSINESS COMBINATIONS

On June 21, 2022, the Company entered into the Merger Agreement with First Bancorp, pursuant to which the Company will merge with and into First Bancorp and the Bank will merge with and into First Bank. As of June 21, 2022, the aggregate merger consideration had a total value of approximately $181.1 million, or $31.43 per share. As of September 30, 2022, the aggregate merger consideration had a total value of approximately $192.6 million, or $33.29 per share.

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

The Merger Agreement was unanimously approved by the boards of directors of each of the Company and First Bancorp. The closing of the Merger is subject to customary closing conditions. The parties have received the approval of the Company’s shareholders and all required regulatory approvals and anticipate closing the Merger during the first quarter of 2023.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety be reference to the Merger Agreement, which is incorporated as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

NOTE 12. SUBSEQUENT EVENTS

Management has evaluated the effects of events and transactions through the date of this filing that have occurred subsequent to September 30, 2022. The Company does not believe there were any material subsequent events during this period that require further recognition or disclosure in the unaudited consolidated financial statements included in this report other than the item noted below.

On October 19, 2022, the Company’s Board of Directors approved regular cash dividends of $0.13 per common share and $0.1365 per Series A preferred share payable on November 18, 2022 to shareholders of record on November 04, 2022.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Changes in the interest rate environment which could reduce anticipated or actual margins;
•	Restrictions or conditions imposed by our regulators on our operations;
•	Increases in competitive pressure in the banking and financial services industries;
•	Changes in access to funding or increased regulatory requirements with regard to funding, which could impair our liquidity;
•	Changes in deposit flows, which may be negatively affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions;
•	Credit losses as a result of declining real estate values, increasing interest rates, increasing unemployment, changes in payment behavior or other factors;
•	Credit losses due to loan concentration;
•	Changes in the amount of our loan portfolio collateralized by real estate and weaknesses in the real estate market;
•	Our ability to attract and retain key personnel;
•	The success and costs of our expansion into potential new markets;
•	Changes in political conditions or the legislative or regulatory environment, including governmental initiatives affecting the financial services industry, including as a result of the presidential administration and Democratic control of Congress;
•	Changes in economic conditions in the United States and the strength of the local economies in which we conduct our operations, which may have an adverse impact on our business, operations and performance, and could have a negative impact on our credit portfolio, share price, borrowers, and on the economy as a whole, both domestically and globally;
•	Changes occurring in business conditions and inflation;
•	Increased cybersecurity risk, including potential business disruptions or financial losses;
•	Changes in technology;
•	The adequacy of the level of our allowance for loan losses and the amount of loan loss provisions required in future periods;

•	Examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for loan losses or write-down assets;
•	Changes in monetary and tax policies;
•	Risks associated with actual or potential litigation or investigations by customers, regulatory agencies or others;
•	The rate of delinquencies and amounts of loans charged-off;
•	The rate of loan growth in recent years and the lack of seasoning of a portion of our loan portfolio;
•	Our ability to maintain appropriate levels of capital and to comply with our capital ratio requirements;
•	Adverse changes in asset quality and resulting credit risk-related losses and expenses;
•	Changes in accounting policies, practices or guidelines;
•	Adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed;
•	The potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, supply chains disruptions in transportation, war or terrorist activities, essential utility outages or trade disputes and tariffs;
•	the failure of either company to satisfy any of the closing conditions to the Merger on a timely basis or at all;
•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Merger Agreement;
•	the possibility that the anticipated benefits of the Merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we and First Bancorp do business, or as a result of other unexpected factors or events;
•	the impact of purchase accounting with respect to the Merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•	diversion of management’s attention from ongoing business operations and opportunities;
•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger;
•	the outcome of any legal proceedings that may be instituted against us and/or First Bancorp in connection with the Merger;
•	the integration of our business and operations with First Bancorp, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing business or the existing business of First Bancorp;
•	business disruptions following the Merger;
•	other factors that may affect future results of the combined company including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; changes in general economic conditions; the impact, extent and timing of technological changes; capital management activities; and other actions of the banking regulators and legislative and regulatory actions and reforms; and
•	descriptions of assumptions underlying or relating to any of the foregoing.

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

Critical Accounting Estimates

Our critical accounting estimates involving significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2022 have remained unchanged from the disclosures presented in our 2021 Form 10-K. Refer to Note 1 in the notes to the consolidated financial statements included under Item 1 -“Financial Statements” of this Form 10-Q for more information about recent accounting updates.

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

Discussion of Financial Condition

General

Total assets increased $50.2 million to $1.3 billion at September 30, 2022, or 4.17%, from December 31, 2021. This increase in assets was primarily due to increases in loans of $61.6 million.

Total liabilities increased $51.2 million to $1.2 billion at September 30, 2022, or 4.62%, from December 31, 2021, due primarily to increases in total deposits of $51.0 million, which includes increases in noninterest-bearing deposits of $38.5 million.

Total shareholders’ equity decreased $0.9 million to $96.5 million, or 0.93%, from December 31, 2021, due to changes in the fair value of AFS investments and payment of dividends partially offset by normal retention of earnings, exercise of stock options, and stock-based compensation expense. Book Value per common share decreased $0.37 to $18.24 at September 30, 2022 from $18.61 at December 31, 2021. Tangible book value per common share, a non-GAAP measure, also decreased $0.37 to $18.10 at September 30, 2022 from $18.47 at December 31, 2021.

The following is a reconciliations of book value to book value per common share and book value to tangible book value per common share for the periods indicated:

	As Of
(in thousands, except share data)	September 30, 2022	December 31, 2021
Book Value (GAAP)	$96,497	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	95,293	96,201
Outstanding common shares	5,225,042	5,168,681
Book Value Per Common Share	$18.24	$18.61

Book Value (GAAP)	$96,497	$97,405
Book Value Attributable to Preferred Shares	(1,204)	(1,204)
Book Value Attributable to Common Shares	95,293	96,201
Goodwill and intangibles	(737)	(737)
Book Value Attributable to Common Shares (Tangible)	$94,556	$95,464
Outstanding common shares	5,225,042	5,168,681
Tangible Book Value Per Common Share	$18.10	$18.47

Cash and Cash Equivalents

Total cash and cash equivalents decreased $15.9 million to $108.2 million at September 30, 2022 from $124.1 million at December 31, 2021, primarily due to the growth of loans exceeding the growth of customer deposits. We continue to look for opportunities to re-invest excess cash in higher yielding assets, but will continue to hold adequate levels of liquid and short-term assets.

Investment Securities

Our investment securities portfolio is classified as either AFS or HTM. The following table shows the amortized cost and fair value for our AFS and HTM investment portfolios at the dates indicated (in thousands).

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. government agencies	$27,454	$25,227	$9,479	$9,439
State and municipal obligations	24,862	20,162	26,011	26,677
Mortgage-backed securities - agency	28,938	25,593	33,191	33,418
Collateralized mortgage obligations - agency	23,537	21,782	26,968	27,435
Asset-backed securities	2,159	2,099	2,599	2,590
Corporate bonds	15,450	13,398	12,200	12,403
	$122,400	$108,261	$110,448	$111,962

Held to maturity
U.S. government agencies	$5,991	$5,799	$—	$—
	$5,991	$5,799	$—	$—

AFS investment securities decreased $3.7 million, or 3.31%, to $108.3 million at September 30, 2022 from $112.0 million at December 31, 2021. During the nine months ended September 30, 2022, $3.3 million of AFS corporate bonds and $18.0 million of AFS U.S. government agencies were purchased. HTM investment securities increased $6.0 million, to $6.0 million at September 30, 2022 from zero million at December 31, 2021. During the nine months ended September 30, 2022, $6.0 million of HTM U.S. government agencies were purchased. We continue to look for opportunities to re-deploy funds from investment securities to higher yielding loans.

Management of the Company believes all unrealized losses have resulted from temporary changes in the interest rate market and not as a result of credit deterioration. We do not intend to sell and it is not likely that we will be required to sell any of the securities referenced in the table below before recovery of their amortized cost.

The composition and maturities of the AFS and HTM investment securities portfolios at September 30, 2022 are summarized in the following table (in thousands). Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. The composition and maturity distribution of the securities portfolio is subject to change depending on rate sensitivity, capital, and liquidity needs. The weighted average yield for the month ended September 30, 2022 was calculated using net income (interest accrual plus or minus accretion/amortization) divided by ending book value.

	Less than one year		More than one year through five years		More than five years through ten years		More than ten years		Total securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale
U.S. government agencies	$—	0.00%	$17,973	1.46%	$9,481	1.31%	$—	0.00%	$27,454	1.41%
State and municipal obligations	—	0.00%	—	0.00%	6,342	2.07%	18,520	2.35%	24,862	2.28%
Mortgage-backed securities - agency	—	0.00%	130	3.83%	7,167	2.10%	21,641	1.78%	28,938	1.87%
Collateralized mortgage obligations - agency	—	0.00%	—	0.00%	12,186	2.45%	11,351	1.90%	23,537	2.18%
Asset-backed securities	—	0.00%	—	0.00%	436	2.93%	1,723	3.27%	2,159	3.20%
Corporate bonds	—	0.00%	—	0.00%	14,700	4.03%	750	4.92%	15,450	4.07%
Total securities available-for-sale	$—	0.00%	$18,103	1.48%	$50,312	2.60%	$53,985	2.09%	$122,400	2.21%

Held to maturity
U.S. government agencies	$—	0.00%	$5,991	2.59%	$—	0.00%	$—	0.00%	$5,991	2.59%
Total securities held to maturity	$—	0.00%	$5,991	2.59%	$—	0.00%	$—	0.00%	$5,991	2.59%

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

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Real estate mortgage loans:
One-to four-family residential	$145,107	14.57	$132,836	14.22
Commercial real estate	444,003	44.59	423,552	45.36
Home equity loans and lines of credit	21,970	2.21	21,568	2.31
Residential construction	37,927	3.81	38,881	4.16
Other construction and land	84,401	8.48	75,682	8.10
Commercial	255,817	25.69	234,355	25.09
Consumer	6,504	0.65	7,129	0.76
Loans receivable, gross	995,729	100.00	934,003	100.00
Net deferred loan costs (fees)	(668)		(528)

Loans receivable, net of deferred fees	$995,061		$933,475

Commercial real estate loan balances contracted during year to date primarily due to significant paydowns of existing loans.

Included in commercial loans are PPP loans totaling zero and $1.3 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, all PPP loans were paid off or forgiven by the SBA.

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

The following table sets forth certain information with respect to our loan portfolio carrying balances of delinquencies at the dates indicated (in thousands). We had no loans 90 days or more past due and still accruing interest as of September 30, 2022. We had one loan 90 days or more past due that was still accruing interest as of December 31, 2021 that was not 98% guaranteed by the issuing agency. The decrease in past due consumer loans is primarily attributable to the sale of the purchased student loan portfolio, the balance of which, as of December 31, 2021, was $0.7 million, and decreased to zero as of September 30, 2022.

	Delinquent loans
	30-59 Days	60-89 Days	90 Days and Over	Total
September 30, 2022
One-to-four family residential	$—	$—	$39	$39
Commercial	—	15	—	15
Total delinquent loans	$—	$15	$39	$54
Percent of total loans, net	0.00%	0.00%	0.00%	0.01%

December 31, 2021
One-to-four family residential	$—	$—	$50	$50
Commercial	54	—	—	54
Consumer	—	—	590	590
Total	$54	$—	$640	$694
Percent of total loans, net	0.01%	0.00%	0.07%	0.07%

Total delinquencies as a percentage of loans decreased from 0.07% at December 31, 2021 to 0.01% at September 30, 2022. Delinquent loans decreased $0.6 million, or 92.22%, to $0.1 million at September 30, 2022 from $0.7 million at December 31, 2021. We continue to focus on collection efforts and favorable resolutions.

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

	September 30,	December 31,
	2022	2021
Nonaccrual loans:
Real estate loans:
One-to-four family residential	$61	$107
Commercial	291	767
Commercial	335	473
Consumer	—	2
Total nonperforming loans	687	1,349

REO:
One-to-four family residential	—	—
Commercial real estate	—	—
Other construction and land	732	842
Total foreclosed real estate	732	842
Total nonperforming assets	$1,419	$2,191

TDRs still accruing	$1,650	$1,780

Ratios:
Nonperforming loans to total loans	0.07%	0.14%
Nonperforming assets to total assets	0.11%	0.18%

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

	September 30,	December 31,
	2022	2021
Classified loans:
Substandard	$2,904	$4,304
Doubtful	—	—
Loss	—	—
Total classified loans:	2,904	4,304
Special mention	3,733	9,647
Total criticized loans	$6,637	$13,951

Total classified loans as a % of total loans, net	0.29%	0.46%
Total criticized loans as a % of total loans, net	0.67%	1.49%

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

The following table summarizes the net charge-off (recovery) detail as a percentage of average loans by loan composition for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2022		2021
	Charge-Off (Recovery)	Percent	Charge-Off (Recovery)	Percent
Real Estate:
One-to-four family residential	$(109)	-0.06%	$9	0.01%
Commercial real estate	(53)	-0.01%	52	0.01%
Home equity loans and lines of credit	—	0.00%	—	0.00%
Residential construction	—	0.00%	—	0.00%
Other construction and land	(19)	-0.02%	(17)	-0.02%
Commercial	802	0.26%	(157)	-0.05%
Consumer	10	0.11%	—	0.00%
Total	$631		$(113)

Ratios:
Net charge-offs (recoveries) to average loans outstanding		0.07%		(0.01)%
Allowance to nonperforming loans at period end(1)		2,122.13%		1,190.81%
Allowance to total loans at period end		1.47%		1.47%
(1)	At September 30, 2022, total nonperforming loans were comprised solely of nonaccrual loans.

Our allowance as a percentage of total loans held steady at 1.47% at September 30, 2022, consistent with 1.47% at December 31, 2021 and September 30, 2021. Despite decreases in historic charge off rates and qualitative adjustments, our CarBucks loan portfolio, which holds a higher allowance ratio, grew at a faster rate than that of the Core Bank during the interim period. With these changes, the overall results of the allowance to total loans ratio remained unchanged.

We have continued to experience limited charge-off amounts and stable collections of amounts previously charged-off. The overall historical loss rate used in our allowance for loan losses calculation continues to decline as previous quarters with larger loss rates are eliminated from the calculation as time passes. Our coverage ratio of nonperforming loans increased to 2,122.13% at September 30, 2022 from 1,017.27% at December 31, 2021 primarily as the result of the decreased balance of nonperforming loans during the period.

Deposits

The following table presents deposits by category and percentage of total deposits as of the periods indicated (in thousands).

	September 30, 2022		December 31, 2021
	Balance	Percent	Balance	Percent
Noninterest-bearing demand	$319,193	28.8	$280,665	26.5
Interest-bearing demand	59,949	5.4	52,479	5.0
Money Market	539,532	48.5	500,862	47.3
Savings	17,514	1.6	16,106	1.5
Time Deposits	173,819	15.7	208,929	19.7
	$1,110,007	100.0	$1,059,041	100.0

At September 30, 2022 and December 31, 2021, we estimate that we have approximately $457.1 million and $393.8 million, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, these amounts are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

As indicated in the above table, deposit balances increased approximately $51.0 million, or 4.81%, for the nine months ended September 30, 2022 compared to December 31, 2021. The increase in total deposits was mainly attributable to the $38.7 million, or 7.72%, increase in money market accounts, the $7.5 million, or 14.23%, increase in interest-bearing demand accounts and $38.5 million, or 13.73%, increase in noninterest-bearing demand accounts, partially offset by a $35.1 million, or 16.80%, decline in time deposits.

Discussion of Results of Operation

Comparison of the Three Months Ended September 30, 2022 and September 30, 2021.

General

Net income for the three months ended September 30, 2022 was $4.4 million, compared to $3.8 million for the same period in 2021. The increase in net income for the period was primarily the result of increases in net interest income of $1.9 million, partially offset by an increase in provision expense of $0.6 million and noninterest expense totaling $0.6 million. Of noninterest expenses during third quarter, $0.1 million is related to the Company’s pending merger with First Bancorp.

Net Interest Income

Net interest income increased $1.9 million, or 15.00%, to $14.7 million for the three months ended September 30, 2022, compared to $12.8 million for the same period in 2021. The increase in net interest income was primarily due to higher volumes in loans (both Core Bank and CarBucks) and yields on Core Bank loans, funds sold and other interest earning deposits. This was partially offset by the decline in yields on our CarBucks loans and the increase in money market account interest rates.

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

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$864,217	$9,884	4.54%	$835,818	$8,748	4.15%
Loans, Carbucks(2)	110,010	5,291	19.08%	92,110	4,754	20.48%
Investments - taxable	110,397	631	2.27%	117,879	389	1.32%
Investments - tax exempt(3)	10,866	87	3.18%	12,738	88	2.76%
Federal funds sold and other interest earning deposits	130,887	654	1.98%	81,085	27	0.13%
Other investments, at cost	2,553	19	2.95%	4,147	23	2.22%

Total interest-earning assets	1,228,930	16,566	5.35%	1,143,777	14,029	4.87%

Noninterest-earning assets	38,449			36,627

Total assets	$1,267,379			$1,180,404

Interest-bearing liabilities:
Savings accounts	$17,631	$4	0.09%	$13,437	$3	0.10%
Time deposits	176,577	144	0.32%	234,642	221	0.37%
Money market accounts	554,991	1,185	0.85%	453,974	487	0.43%
Interest bearing transaction accounts	60,057	28	0.18%	68,525	45	0.26%
Total interest bearing deposits	809,256	1,361	0.67%	770,578	756	0.39%

FHLB advances	5,000	5	0.40%	16,000	36	0.89%
Junior subordinated debentures	35,936	477	5.27%	35,816	431	4.78%
Other borrowings	—	—	0.00%	—	—	0.00%

Total interest-bearing liabilities	850,192	1,843	0.86%	822,394	1,223	0.59%

Noninterest-bearing deposits	312,123			260,396

Other non interest bearing liabilities	5,979			5,537

Total liabilities	1,168,294			1,088,327
Total equity	99,085			92,077

Total liabilities and equity	$1,267,379			$1,180,404

Tax-equivalent net interest income		$14,723			$12,806

Net interest-earning assets(4)	$378,738			$321,383

Average interest-earning assets to interest-bearing liabilities	144.55%			139.08%

Tax-equivalent net interest rate spread(5)			4.49%			4.28%
Tax-equivalent net interest margin(6)			4.75%			4.44%

(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $18,000 and $19,000 for the three months ended September 30, 2022 and 2021, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Three Months Ended September 30, 2022
	Compared to the Three Months Ended September 30, 2021
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank(1)	$305	$831	$1,136
Loans - CarBucks(1)	877	(340)	537
Investment - taxable	(26)	268	242
Investments - tax exempt(2)	(14)	13	(1)
Interest-earning deposits	26	601	627
Other investments, at cost	(10)	6	(4)
Total interest-earning assets	1,158	1,379	2,537

Interest-bearing liabilities:
Savings accounts	1	—	1
Time deposits	(50)	(27)	(77)
Money market accounts	128	570	698
Interest bearing transaction accounts	(5)	(12)	(17)
FHLB advances	(17)	(14)	(31)
Junior subordinated debentures	1	45	46
Other borrowings	—	—	—
Total interest-bearing liabilities	58	562	620
Change in tax-equivalent net interest income	$1,100	$817	$1,917
(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses increased to $14.7 million for the three months ended September 30, 2022, compared to $12.8 million for the same period in 2021, due to improvements in volume and interest rates.

The increase in tax-equivalent net interest income of $1.1 million related to volume was primarily the result of higher average loan balances (both Core Bank and CarBucks) which increased $46.3 million, and a $58.1 million decrease in average time deposits for the three months ended September 30, 2022 compared to the same period in 2021. The increase in average loan and taxable investment balances was partially offset by increases of $101.0 million in money market balances.

The increase in tax-equivalent net interest income of $0.8 million related to rate was primarily the result of increased yields on Core Bank loans, interest earning deposits and taxable investments, partially offset by decreased yields on CarBucks loans and increased rates on money market accounts.

Our tax-equivalent net interest margin was 4.75% for the three months ended September 30, 2022, compared to 4.44% for the same period in 2021, an increase of 31 basis points. The increase in net interest margin was primarily attributable to higher average loan balances combined with interest rate reductions on our cost of funds partially offset by reduced yields on our CarBucks loans.

Provision for Loan Losses

We recorded a provision for loan losses for the three months ended September 30, 2022 of $1.1 million due to organic loan growth and net charge off activity. This compares to a $0.5 million provision for loan losses in for the same period in 2021. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages, price inflation and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Service charges on deposit accounts	$380	$320	$60
Investment securities loss	(27)	—	(27)
Bank owned life insurance	80	84	(4)
Net gain on sale of premises and equipment	30	6	24
Other noninterest income	207	248	(41)
Total noninterest income	$670	$658	$12

Our noninterest income increased less than $0.1 million to $0.7 million in the three months ended September 30, 2022, compared to the same period in 2021 due primarily to increase in service charges on deposit accounts, partially off set by decreases in other noninterest income.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Compensation and employee benefits	$5,771	$5,367	$404
Net occupancy	574	584	(10)
Federal deposit insurance	128	157	(29)
Professional and advisory	174	314	(140)
Merger expenses	143	—	143
Data processing	579	509	70
Marketing and advertising	45	49	(4)
Net cost of operation of real estate owned	1	11	(10)
Other noninterest expense	1,060	916	144
Total noninterest expenses	$8,475	$7,907	$568

Our noninterest expense increased $0.6 million to $8.5 million in the three months ended September 30, 2022, compared to the same period in 2021, primarily as the result of increases in compensation and employee benefits of $0.4 million, other noninterest expense of $0.1 million, and merger expenses of $0.1 million, partially offset by a decrease in professional and advisory expenses of $0.1 million. The increase in compensation and employee benefits is primarily related to annual raises and increases in employee benefits, incentives and commissions.

Income Taxes

Income tax expense totaled $1.4 million for the three months ended September 30, 2022, compared to $1.2 million for the same period in 2021. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.3% and 24.0% for the three months ended September 30, 2022 and 2021, respectively.

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

Comparison of the Three Months Ended September 30, 2022 and 2021.

	As of and for the Three Months Ended September 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$10,555	$5,291	$702	$16,548
Interest expense	203	1,163	477	1,843
Net interest income	10,352	4,128	225	14,705
Provision for loan losses	334	726	—	1,060
Noninterest income	543	74	53	670
Noninterest expense	5,521	2,792	162	8,475
Net income before taxes	5,040	684	116	5,840
Income tax expense	1,224	170	27	1,421
Net income	$3,816	$514	$89	$4,419

Total assets	$1,013,895	$110,431	$129,641	$1,253,967

	As of and for the Three Months Ended September 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$8,795	$4,754	$461	$14,010
Interest expense	418	374	431	1,223
Net interest income	8,377	4,380	30	12,787
Provision for loan losses	386	108	—	494
Noninterest income	443	38	177	658
Noninterest expense	5,409	2,487	11	7,907
Net income before taxes	3,025	1,823	196	5,044
Income tax expense	726	436	48	1,210
Net income	$2,299	$1,387	$148	$3,834

Total assets	$970,034	$90,434	$142,199	$1,202,667

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $1.5 million to $3.8 million for the three months ended September 30, 2022 compared to $2.3 million for the same period in 2021. Net interest income increased $2.0 million to $10.4 million for the three months ended September 30, 2022 from $8.4 million for the same period a year ago primarily due to increased volume of Core Bank Loans and increased yields on Core Bank loans, taxable investments and interest bearing deposits, partially offset by an increase in interest rates on money market accounts. Provision for loan losses decreased $0.1 million for the three months ended September 30, 2022 compared to 2021 due to higher net recovery activity, partially offset by organic loan growth during the third quarter of 2022 as compared to the third quarter of 2021. Noninterest expense increased $0.1 million to $5.5 million for the 2022 period compared to $5.4 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense.

CarBucks

CarBucks provides specialty floor plan inventory financing for more than 1,600 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using our Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. During the three-month period, the inventory typically consists of over 12,000 floored used vehicles with an average price of $8,400 per unit, generally has an average 70-day turnover, and generates approximately $300 in financing fees per vehicle which is included in loan interest income.

CarBucks net income decreased $0.9 million to $0.5 million for the three months ended September 30, 2022 compared to $1.4 million for the same three-month period in 2021. Net interest income decreased $0.3 million to $4.1 million for the 2022 period from $4.4 million for the same period a year ago primarily due to increased interest expense and lower fees related to inventory, partially offset by increased volume of CarBucks loans. Provision for loan losses increased $0.6 million for the three months ended September 30, 2022 compared to 2021 due to higher net charge offs during the third quarter of 2022 as compared to the same period in 2021 and, partially offset by slower loan growth in the third quarter of 2022 as compared to that in the same period in 2021. Noninterest expense increased $0.3 million to $2.8 million for the 2022 period compared to $2.5 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense in 2022.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.1 million to $0.1 million for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to an increase in noninterest expense, specifically merger expenses related to our pending merger with First Bancorp, partially offset by increased interest income related to our taxable investments.

Comparison of the Nine Months Ended September 30, 2022 and September 30, 2021.

General

Net income for the nine months ended September 30, 2022 was $12.2 million, compared to $11.4 million for the same period in 2021. The increase in net income for the period was primarily the result of increases in net interest income of $4.2 million, partially offset by an increase in provision expense of $0.4 million and an increase in noninterest expenses of $2.5 million, $1.0 million of which is included in professional and advisory expenses and is related to our pending merger with First Bancorp.

Net Interest Income

Net interest income increased $4.2 million, or 11.25%, to $41.1 million for the nine months ended September 30, 2022, compared to $37.0 million for the same period in 2021. The increase in net interest income was primarily due a higher volume of loans (both Core Bank and CarBucks), yields on Core Bank loans, taxable investments and interest-earning deposits and decreases in the cost of time deposits. This was partially offset by the decline in CarBucks loans and increase in the balance and costs of money market accounts.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, Core Bank(1)	$841,677	$26,719	4.24%	$820,177	$25,670	4.18%
Loans, Carbucks(2)	108,988	15,802	19.38%	87,504	13,879	21.21%
Investments - taxable	110,204	1,630	1.98%	112,538	1,015	1.21%
Investments - tax exempt(3)	11,412	262	3.07%	12,708	265	2.78%
Federal funds sold and other interest earning deposits	133,897	911	0.91%	71,678	69	0.13%
Other investments, at cost	2,687	48	2.39%	5,118	88	2.30%

Total interest-earning assets	1,208,865	45,372	5.02%	1,109,723	40,986	4.94%

Noninterest-earning assets	36,544			37,046

Total assets	$1,245,409			$1,146,769

Interest-bearing liabilities:
Savings accounts	$16,966	$13	0.10%	$12,301	$9	0.10%
Time deposits	190,608	444	0.31%	252,665	1,012	0.54%
Money market accounts	540,039	2,271	0.56%	427,296	1,401	0.44%
Interest bearing transaction accounts	57,162	78	0.18%	66,654	130	0.26%
Total interest bearing deposits	804,775	2,806	0.47%	758,916	2,552	0.45%

FHLB advances	5,000	15	0.40%	16,000	107	0.89%
Junior subordinated debentures	35,907	1,360	5.06%	35,787	1,296	4.84%
Other borrowings	—	—	0.00%	135	—	0.00%

Total interest-bearing liabilities	845,682	4,181	0.66%	810,838	3,955	0.65%

Noninterest-bearing deposits	295,465			241,491

Other non interest bearing liabilities	5,894			5,605

Total liabilities	1,147,041			1,057,934
Total equity	98,368			88,835

Total liabilities and equity	$1,245,409			$1,146,769

Tax-equivalent net interest income		$41,191			$37,031

Net interest-earning assets(4)	$363,183			$298,885

Average interest-earning assets to interest-bearing liabilities	142.95%			136.86%

Tax-equivalent net interest rate spread(5)			4.36%			4.29%
Tax-equivalent net interest margin(6)			4.56%			4.46%
(1)	Core Bank is the bank’s primary business to provide traditional deposit and lending products and services to commercial and retail banking clients.
(2)	Carbucks is the bank’s division that provides specialty floor plan lending to small automobile dealers in over 20 states.
(3)	Tax exempt investments are calculated giving effect to a 21% federal tax rate, or $55,000 and $56,000 for the nine months ended September 30, 2022 and 2021, respectively.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Tax-equivalent net interest rate spread represents the difference between the tax equivalent yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(6)	Tax-equivalent net interest margin represents tax equivalent net interest income divided by average total interest-earning assets.

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

	For the Nine Months Ended September 30, 2022
	Compared to the Nine Months Ended September 30, 2021
	Increase (decrease) due to:
(In thousands)	Volume	Rate	Total
Interest-earning assets:
Loans - Core Bank(1)	$679	$370	$1,049
Loans - CarBucks(1)	3,191	(1,268)	1,923
Investment - taxable	(21)	636	615
Investments - tax exempt(2)	(28)	25	(3)
Interest-earning deposits	105	737	842
Other investments, at cost	(43)	3	(40)
Total interest-earning assets	3,883	503	4,386

Interest-bearing liabilities:
Savings accounts	4	—	4
Time deposits	(210)	(358)	(568)
Money market accounts	420	450	870
Interest bearing transaction accounts	(17)	(35)	(52)
FHLB advances	(51)	(41)	(92)
Junior subordinated debentures	4	60	64
Other borrowings	—	—	—
Total interest-bearing liabilities	150	76	226
Change in tax-equivalent net interest income	$3,733	$427	$4,160
(1)	Nonaccrual loans are included in the above analysis.
(2)	Interest income on tax exempt loans and investments are adjusted for based on a 21% federal tax rate.

Net interest income before provision for loan losses increased to $41.2 million for the nine months ended September 30, 2022, compared to $37.0 million for the same period in 2021, due to improvements in volume and interest rates.

The increase in tax-equivalent net interest income of $3.7 million related to volume was primarily the result of higher average loan (both Core Bank and CarBucks) which increased $43.0 million, and a $62.1 million decrease in average time deposits for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in average loan and taxable investment balances was partially offset by increases of $112.7 million in money market balances.

The increase in tax-equivalent net interest income of $0.4 million related to rate was primarily the result of increased yields on Core Bank loans, interest-earning deposits and taxable investments and decreased costs on time deposits, partially offset by decreased yields on CarBucks loans and increased costs on money market accounts.

Our tax-equivalent net interest margin was 4.56% for the nine months ended September 30, 2022, compared to 4.46% for the same period in 2021, an increase of 10 basis points. The increase in net interest margin was primarily attributable to higher average loan balances (both Core Bank and CarBucks) and higher yields on Core Bank loans, taxable investments and interest-bearing deposits, partially offset by lower yields on CarBucks loans.

Provision for Loan Losses

We recorded a provision for loan losses for the nine months ended September 30, 2022 of $1.5 million due to organic loan growth, net charge off activity and certain qualitative adjustments. This compares to a $1.0 million provision for loan losses in for the same period in 2021. We are experiencing continued stabilization in asset quality, low charge-off amounts and a decline in the historical loss rates used in our allowance for loan losses model. In light of ongoing supply chain disruptions, labor shortages, price inflation and the associated impact on monetary policy, there is a risk that loss rates could increase.

Noninterest Income

The following table summarizes the components of noninterest income and the corresponding changes between the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Service charges on deposit accounts	$1,082	$910	$172
Investment securities loss	(27)	—	(27)
Bank owned life insurance	236	261	(25)
Net gain on sale of premises and equipment	66	90	(24)
Other noninterest income	576	740	(164)
Total noninterest income	$1,933	$2,001	$(68)

Our noninterest income decreased $0.1 million to $1.9 million in the nine months ended September 30, 2022, compared to the same period in 2021, due primarily to decreases in other noninterest income, partially offset by an increase in service charges on deposit accounts.

Noninterest Expense

The following table summarizes the components of noninterest expense and the corresponding change between the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Compensation and employee benefits	$16,987	$15,428	$1,559
Net occupancy	1,730	1,732	(2)
Federal deposit insurance	345	482	(137)
Professional and advisory	686	888	(202)
Merger expenses	1,039	—	1,039
Data processing	1,593	1,536	57
Marketing and advertising	157	128	29
Net cost of operation of real estate owned	38	140	(102)
Other noninterest expense	2,912	2,643	269
Total noninterest expenses	$25,487	$22,977	$2,510

Our noninterest expense increased $2.5 million to $25.5 million in the nine months ended September 30, 2022, compared to the same period in 2021, primarily as the result of increases in compensation and employee benefits of $1.6 million, increases in merger expenses of $1.0 million and increases in other noninterest expenses of $0.3 million. The increase in compensation and employee benefits is primarily related to annual raises and increases in employee benefits, incentives and commissions. Merger expenses related to our pending merger with First Bancorp.

Income Taxes

Income tax expense totaled $3.9 million for the nine months ended September 30, 2022, compared to $3.6 million for the same period in 2021. Income tax expense benefited from tax-exempt income related to municipal bond investments and BOLI income resulting in effective tax rates of 24.1% and 23.8% for the nine months ended September 30, 2022 and 2021, respectively.

We continue to have unutilized net operating losses for state income tax purposes and no material current tax receivables or liabilities.

Discussion of Segment Results Year-to Date through September 30, 2022

See Note 9, “Reportable Segments” in notes to the consolidated financial statements included under Item 1 -“Financial Statements” for additional disclosures related to our reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest income” and “Noninterest expense” sections above.

Comparison of the Nine Months Ended September 30, 2022 and 2021.

	As of and for the Nine Months Ended September 30, 2022
	Core Bank	CarBucks	Other	Total
Interest income	$27,673	$15,802	$1,842	$45,317
Interest expense	413	2,408	1,360	4,181
Net interest income	27,260	13,394	482	41,136
Provision for loan losses	167	1,320	—	1,487
Noninterest income	1,528	195	210	1,933
Noninterest expense	16,136	8,257	1,094	25,487
Net income before taxes	12,485	4,012	(402)	16,095
Income tax expense	3,006	966	(97)	3,875
Net income	$9,479	$3,046	$(305)	$12,220

Total assets	$1,013,895	$110,431	$129,641	$1,253,967

	As of and for the Nine Months Ended September 30, 2021
	Core Bank	CarBucks	Other	Total
Interest income	$25,823	$13,879	$1,228	$40,930
Interest expense	1,580	1,079	1,296	3,955
Net interest income	24,243	12,800	(68)	36,975
Provision for loan losses	977	68	—	1,045
Noninterest income	1,561	112	328	2,001
Noninterest expense	15,568	7,362	47	22,977
Net income before taxes	9,259	5,482	213	14,954
Income tax expense	2,206	1,306	51	3,563
Net income	$7,053	$4,176	$162	$11,391

Total assets	$970,034	$90,434	$142,199	$1,202,667

Core Bank

Core Bank consists of commercial and consumer lending and full-service branches in its geographic region with its own management team. The branches provide a full range of traditional banking products as well as treasury services and merchant services.

Core Bank net income increased $2.4 million to $9.5 million for the nine months ended September 30, 2022 compared to $7.1 million for the same period in 2021. Net interest income increased $3.0 million to $27.3 million for the nine months ended September 30, 2022 from $24.2 million for the same period a year ago primarily due to increased volume of Core Bank Loans, decrease volume of time deposits and increased yields on Core Bank loans, taxable investments and interest bearing deposits, partially offset by increased volume and rates on money market accounts. Provision for loan losses decreased $0.8 million for the nine months ended September 30, 2022 compared to 2021 due to lower loan growth, lower historic net charge off activity, lower qualitative adjustments to the allowance for loan losses and higher net recovery activity in the nine months ended September 30, 2022 as compared to the same period in 2021. Noninterest expense increased $0.6 million to $16.1 million for the 2022 period compared to $15.6 million for the same period in 2021 due primarily to an increase in compensation and employee benefits expense and merger expenses in 2022 related to the Company’s pending merger with First Bancorp.

CarBucks

CarBucks provides specialty floor plan inventory financing for more than 1,600 small automobile dealers in over 20 states. Credit lines are established for each approved dealer using our Board approved underwriting guidelines. Advances and repayments on credit lines averaging $0.1 million are vehicle specific. During the nine-month period, the inventory typically consists of over 12,000 floored used vehicles with an average price of $8,300 per unit, generally has an average 68-day turnover, and generates approximately $300 in financing fees per vehicle which is included in loan interest income.

CarBucks net income decreased $1.1 million to $3.0 million for the nine months ended September 30, 2022 compared to $4.2 million for the same nine-month period in 2021. Net interest income increased $0.6 million to $13.4 million for the nine months ended September 30, 2022 compared to $12.8 million for the same period a year ago primarily due to increased inventory and interest expense, partially offset by decreased fees on inventory. Provision for loan losses increased $1.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 due to increased net charge offs and higher loan balance, partially offset by lower qualitative adjustments. Noninterest expense increased $0.9 million to $8.3 million for the nine months ended September 30, 2022 compared to $7.4 million for the same period in 2021 due primarily to increases in compensation and employee benefits expense and other noninterest expense in 2022.

Other

Other includes parent company transactions, investment securities portfolio, BOLI, excess death benefits, net intercompany eliminations, and certain other activities not currently allocated to the aforementioned segments.

Other net income decreased $0.5 million to a loss of $0.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to increased noninterest expense, partially offset by an increase in interest income related to our taxable investments and interest earning deposits. Of the noninterest expense, $1.0 million was related to the merger with First Bancorp.

Liquidity and Capital Resources

Liquidity and Market Risk. Our primary sources of funds consist of deposit inflows, loan repayments, advances from the Federal Home Loan Bank of Atlanta (“FHLB”), and the sale of available-for-sale securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO, under the direction of our Chief Financial Officer, is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We have not experienced any unusual pressure on our deposit balances or our liquidity position as a result of the COVID-19 pandemic. We believe that, as of September 30, 2022, we have enough sources of liquidity to satisfy our liquidity needs for the next twelve months and thereafter.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of expected loan demand, expected deposit flows and borrowing maturities, yields available on interest-earning deposits and securities, and the objectives of our asset/liability management program. Excess liquid assets are invested generally in FHLB and Federal Reserve Bank of Richmond (“FRB”) interest-earning deposits and investment securities and are also used to pay off short-term borrowings. At September 30, 2022, cash and cash equivalents totaled $108.2 million. Included in this total was $73.0 million held at the FRB, $0.5 million held at the FHLB, and $29.5 million held at correspondent banks in interest-earning accounts.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our consolidated statements of cash flows included in our unaudited consolidated financial statements of this From 10-Q. The following summarizes the most significant sources and uses of liquidity during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Investing activities:
Purchases of investments	$(27,232)	$(38,520)
Maturities and principal repayments of investments	8,179	19,645
Net increase in loans	(62,508)	(58,436)

Financing activities:
Net increase in deposits	$50,966	$105,257
Repurchase of common stock	—	(3,946)

In addition, because the Company is a separate entity from the Bank, it must provide for its own liquidity. The Company is responsible for payment of dividends declared on its common and preferred stock and interest and principal on any outstanding debt or trust preferred securities. The Company currently has internal capital resources to meet these obligations. While the Company has access to capital, the ultimate sources of its liquidity are dividends from the Bank and tax allocation agreements, which are limited by applicable law and regulations. The Bank paid no dividends to the Company in the nine months ended September 30, 2022 or 2021.

At September 30, 2022, we had $347.2 million in outstanding commitments to extend credit through unused lines of credit and stand-by letters of credit.

Depending on market conditions, we may be required to pay higher rates on our deposits or other borrowings than we currently pay on certificates of deposit. Based on historical experience and current market interest rates, we anticipate that following their maturity we will retain a large portion of our retail certificates of deposit with maturities of one year or less as September 30, 2022.

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

Liquidity management is both a daily and long-term function of management. If we require more funds than we are able to generate locally, we have a borrowing agreement with the FHLB. The following summarizes our borrowing capacity as of September 30, 2022 (in thousands):

	Total	Used	Unused
	Capacity	Capacity	Capacity
FHLB
Loan collateral capacity	$371,108
Pledgeable marketable securities	113,752
FHLB totals	484,860	$5,000	$479,860
Fed funds lines	49,000	—	49,000
	$533,860	$5,000	$528,860

Capital Resources. Shareholders’ equity decreased $0.9 million to $96.5 million at September 30, 2022 compared to $97.4 million at December 31, 2021. This decrease was primarily attributable to after-tax decreases in market value of AFS investment securities of $12.2 million and dividends declared of $2.1 million offset by net income of $12.2 million, stock-based compensation of $0.4 million, and stock options exercised of $0.8 million.

The tables below summarize the capital amounts and ratios of the Bank and the minimum regulatory requirements in accordance with Basel III and the prompt corrective action provisions at September 30, 2022 and December 31, 2021 (dollars in thousands).

	Actual		For Capital Adequacy Purposes (1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Tier 1 Leverage Capital	$136,682	10.79%	$50,651	>4.0%	$63,314	>5.0%
Common Equity Tier 1 Capital	$136,682	12.62%	$75,806	>7.0%	$70,391	>6.5%
Tier 1 Risk-based Capital	$136,682	12.62%	$92,050	>8.5%	$86,635	>8.0%
Total Risk-based Capital	$150,232	13.87%	$113,709	>10.5%	$108,294	>10.0%

As of December 31, 2021:
Tier 1 Leverage Capital	$123,344	10.21%	$48,317	>4.0%	$60,396	>5.0%
Common Equity Tier 1 Capital	$123,344	12.24%	$70,517	>7.0%	$65,480	>6.5%
Tier 1 Risk-based Capital	$123,344	12.24%	$85,628	>8.5%	$80,591	>8.0%
Total Risk-based Capital	$135,951	13.50%	$105,776	>10.5%	$100,739	>10.0%
(1)	Includes capital conservation buffer of 2.50%.

The tables below summarize the capital amounts and ratios of the Company and the minimum(1) regulatory requirements in accordance with Basel III at September 30, 2022, and December 31, 2021 (in thousands).

	Actual		For Capital Adequacy Purposes (2)
	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Tier I Leverage Capital	$115,062	8.86%	$50,666	>4.0%
Common Equity Tier 1 Capital	$106,814	9.92%	$75,873	>7.0%
Tier I Risk-based Capital	$115,062	10.72%	$92,132	>8.5%
Total Risk Based Capital	$156,331	14.64%	$113,810	>10.5%

As of December 31, 2021:
Tier I Leverage Capital	$103,730	8.59%	$48,327	>4.0%
Common Equity Tier 1 Capital	$95,482	9.47%	$70,574	>7.0%
Tier I Risk-based Capital	$103,730	10.29%	$85,696	>8.5%
Total Risk Based Capital	$143,963	14.28%	$105,860	>10.5%
(1)	Under the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company is not subject to the minimum capital adequacy and capital conservation buffer capital requirements at the holding company level, unless otherwise advised by the FRB (such capital requirements are applicable only at the Bank level). Although the minimum regulatory capital requirements are not applicable to the Company, we calculate these ratios for our own planning and monitoring purposes.
(2)	Includes capital conservation buffer of 2.50%.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2022, the end of the period covered by this Form 10-Q, the Company maintained effective disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of operations, we are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the quarter ended September 30, 2022.

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

The Merger is subject to customary conditions to closing. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, either First Bancorp or the Company may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by the Company’s shareholders, including but not limited to, if the Merger has not been completed on or before March 31, 2023.

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

Date: November 14, 2022	GrandSouth Bancorporation
	By:	/s/ John B. Garrett
Name: John B. Garrett
Title: Chief Financial Officer
(Authorized Officer)